Form 10QSB
period 1997-09-30
UNIFIED HOLDINGS INC
filed 1997-11-14
CIK 1033926

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1997


                        Commission file number: 0-22629


                            UNIFIED HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                                       35-1797759
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification No.)


                         429 North Pennsylvania Street
                             Indianapolis, Indiana              46204-1873
                   (Address of principal executive offices)     (Zip code)

Issuer's telephone number, including area code:  (317) 634-3301

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ]  No [   ]

On November 13, 1997, the registrant had 622,768 outstanding shares of Common Stock, $.01 par value.

                               TABLE OF CONTENTS
                                                                     Page
                                                                     ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets                                3

            Consolidated Statements of Income                          5

            Consolidated Statements of Cash Flows                      6

            Notes to Consolidated Financial Statements                 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations:

            Overview                                                  14

            Results of Operations                                     15

            Liquidity and Capital Resources                           16


PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securityholders        17

Item 6.     Exhibits and Reports on Form 8-K                          17

SIGNATURE PAGE                                                        18

EXHIBIT INDEX                                                         19


PART I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS:


    UNIFIED HOLDINGS, INC.
    CONSOLIDATED BALANCE SHEETS

                                                                        September 30,            December 31,
                                                                            1997                    1996
                                                                        -------------           ------------
                                                                         (unaudited)
      ASSETS:
      CURRENT ASSETS:
           Cash and cash equivalents                                     $   603,689             $   426,215
           Investments in affiliated mutual funds                            643,232                 203,040
           Investments in non-affiliated mutual funds                        188,234                 177,915
           Note receivable - affiliated company                               50,000                  50,000
           Note receivable - non-affiliated company                            5,361                  30,113

           Accounts receivable:
               Accounts receivable, gross                                  1,227,296                 922,253
               Less: doubtful accounts                                         2,041                   2,041
                                                                         -----------             -----------
                  Net receivable                                           1,225,255                 920,212
                                                                         -----------             -----------

           Prepaid and sundry assets                                         124,605                 127,430
                                                                         -----------             -----------
      Total current assets                                                 2,840,376               1,934,925
                                                                         -----------             -----------

      NON-CURRENT ASSETS
           Equity in and advances to affiliate                               500,015                 445,293
           Notes receivable, net of current maturity                           8,090                  11,262

      FIXED ASSETS, at cost:
           Property, equipment and furniture, net                            258,223                 411,390
           Capitalized leased equipment, net                                 148,538                  99,876
                                                                         -----------             -----------
      Total fixed assets                                                     406,761                 511,266
                                                                         -----------             -----------

           Total assets                                                  $ 3,755,242             $ 2,902,746
                                                                         ===========             ===========

See notes to consolidated financial statements.



                                                                        September 30,            December 31,
                                                                            1997                    1996
                                                                        -------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Current portion of capitalized leases                              $    86,320             $    38,651
      Accounts payable and accrued liabilities                               359,626                 358,371
      Accrued compensation and benefits                                      238,690                 139,730
      Payable to broker/dealers                                              247,998                 124,489
      Other liabilities                                                      724,435                 308,172
                                                                         -----------             -----------
Total current liabilities                                                  1,657,069                 969,413
                                                                         -----------             -----------

LONG-TERM LIABILITIES:
      Long-term capitalized leases, net of current portion                    41,581                  32,695
                                                                         -----------             -----------
Total liabilities                                                          1,698,650               1,002,108
                                                                         -----------             -----------

Commitments and contingencies

Stockholders' equity:
      Common Stock, $.01 par value - shares
           outstanding, 622,768 and 25,179,
           respectively                                                       10,728                   1,599
      Preferred Stock Series A - shares
           outstanding, 8,486                                                  8,486                   8,486
      Preferred Stock Series B - shares
           outstanding, 8,583                                                  8,583                   8,583
      Subscribed shares to be issued in
           connection with acquisition of Health
           Financial, Inc.                                                     3,250                   3,250
      Additional paid-in capital                                           1,148,588               1,076,598
      Retained earnings                                                      757,360                 761,329
      Net unrealized appreciation on securities
           available-for-sale                                                119,597                  40,793
                                                                         -----------             -----------
Total stockholders' equity                                                 2,056,592               1,900,638
                                                                         -----------             -----------
Total liabilities and stockholders' equity                               $ 3,755,242             $ 2,902,746
                                                                         ===========             ===========

See notes to consolidated financial statements.

UNIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                           -------------------------------         -------------------------------
                                                               1997               1996                1997                1996
                                                           -----------         -----------         -----------         -----------
REVENUE:
     Revenue from broker/dealer operations                 $   402,111         $   406,639         $ 1,136,368         $ 1,463,228
     Investment advisors fees                                  609,935             369,637           1,510,491           1,207,793
     Revenue from fund services operations                     386,582             839,918           1,015,451           1,509,636
     Trail commission                                          247,807             233,899             720,107             759,034
     Custody and retirement fees                                 5,536              45,849             255,217             206,273
     Software and program fees                                  31,879              48,008             126,687             143,178
     Net investment and other income                            (5,404)            (15,601)            107,097              23,095
                                                           -----------         -----------         -----------         -----------
Total gross revenue                                          1,678,446           1,928,349           4,871,418           5,312,237
                                                           -----------         -----------         -----------         -----------
COST OF SALES:
     Brokerage revenue charges                                 256,630             261,723             724,449             916,776
     Trail commission charges                                  169,193             155,041             502,909             491,977
     Investment advisor fees                                    12,994              13,238              46,741              42,562
     Administration fees                                         2,705                 935               4,455               3,060
                                                           -----------         -----------         -----------         -----------
Total cost of sales                                            441,522             430,937           1,278,554           1,454,375
                                                           -----------         -----------         -----------         -----------
     Gross profit                                            1,236,924           1,497,412           3,592,864           3,857,562
                                                           -----------         -----------         -----------         -----------
EXPENSES:
     Compensation and benefits                                 654,533             698,181           2,182,180           2,122,910
     Brokerage operating charges                                87,340              86,663             221,534             264,885
     Fund services operating charges                            57,275              50,988             189,403             185,803
     Telephone                                                  21,354              (9,787)             77,528              45,478
     Mail and courier service                                   14,556              11,094              35,940              43,034
     Equipment rental and maintenance                           32,031              31,184              61,610              62,734
     Professional fees                                          40,866              12,839              90,402              37,015
     Occupancy                                                  56,062              50,902             153,506             149,156
     Depreciation and amortization                              43,739              57,948             123,581             137,664
     Office supplies                                            21,728              15,142              42,691              45,932
     Travel and entertainment                                   23,065              14,212              68,115              38,516
     Interest                                                    2,274                 521               6,232               3,364
     Other operating expenses                                   18,840              47,456             145,664             147,135
                                                           -----------         -----------         -----------         -----------
Total expenses                                               1,073,772           1,067,343           3,398,386           3,283,626
                                                           -----------         -----------         -----------         -----------
Income from operations before gain on securities               163,152             430,068             194,478             574,236
Gain on securities                                               1,098               1,857              24,996              39,929
Results of affiliate                                           (25,208)            (52,801)             54,722            (69,399)
                                                           -----------         -----------         -----------         -----------
Income before income taxes                                     139,042             408,063             274,196             544,765
Provision for income taxes                                      16,000                  --              16,000                  --
                                                           -----------         -----------         -----------         -----------
Net income                                                     123,042             408,063             258,196             544,765
Dividend on preferred stock                                     34,324              34,324             101,854             102,309
                                                           -----------         -----------         -----------         -----------
Results after preferred stock dividend                     $    88,718         $   373,739         $   156,342         $   442,456
                                                           ===========         ===========         ===========         ===========

Per share data:
Basic:    Weighted average primary
     Common shares outstanding                                 536,550             528,747             511,729             511,729
     Net income                                            $      0.17         $      0.30         $      0.73         $      0.86
Fully diluted: Weighted average fully diluted
     Common shares outstanding                                 947,768             947,768             947,768             947,768
     Net income                                            $      0.09         $      0.39         $      0.16         $      0.47

See notes to consolidated financial statements.

UNIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                            ----------------------------
                                                                                               1997              1996
                                                                                            ----------        ----------
OPERATING ACTIVITIES:
--------------------
     Net income                                                                             $  258,196        $  544,765
     Adjustments to reconcile net income to
       Net cash provided by operating activities:
        Depreciation and amortization                                                          123,581           137,664
        Results from affiliates                                                                (54,722)           69,399
        Book value of fixed assets disposed                                                    128,851            41,859
        Changes in assets and liabilities:
            Receivables                                                                       (305,043)         (488,912)
            Prepaid and sundry assets                                                            2,825            12,386
            Accounts payable and accrued expenses                                                1,255           (29,820)
            Accrued compensation and benefits                                                   98,960            14,090
            Payable to broker/dealers                                                          123,509            (4,971)
            Other liabilities                                                                  416,263            71,805
                                                                                            ----------        ----------
Cash provided (used in) by operating activities                                                793,675           368,265
                                                                                            ----------        ----------

INVESTING ACTIVITIES:
--------------------
     Additions to premises and equipment                                                      (147,927)          (29,124)
     Unrealized gain (loss) on securities                                                       78,804            (4,592)
     Notes receivable                                                                           27,924           (41,375)
     Investment in non-affiliated mutual funds                                                 (10,319)           28,706
     Investment in affiliated mutual funds                                                    (440,192)         (219,988)
                                                                                            ----------        ----------

Cash provided by (used in) investing activities                                               (491,710)         (266,373)
                                                                                            ----------        ----------

FINANCING ACTIVITIES:
--------------------
     Dividends to preferred stockholders                                                      (101,854)         (102,309)
     Dividends to Health Financial, Inc.
       common stockholder                                                                     (157,007)               --
     Proceeds from issuance of common stock                                                     77,815             8,448
     Reclassification of note receivable
       from affiliated company                                                                      --           (65,888)
     Payment received on note from affiliated company                                               --            15,888
     Borrowings of capitalized leases                                                           93,320            35,063
     Repayment of capitalized lease obligations                                                (36,765)          (73,744)
                                                                                            ----------        ----------

Cash provided by (used in) financing activities                                               (124,491)         (182,542)
                                                                                            ----------        ----------

Net (decrease) increase in cash and cash equivalents                                           177,474           (80,650)
Cash and cash equivalents, beginning of period                                                 426,215           423,986
                                                                                            ----------        ----------
Cash and cash equivalents, end of period                                                    $  603,689        $  343,336
                                                                                            ==========        ==========
See notes to consolidated financial statements.

UNIFIED HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

1.    BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of Unified Holdings, Inc. and its subsidiaries: Unified Management Corp., Unified Advisers, Inc and Health Financial Inc. Unless the context otherwise indicates, references to the "Company" include Unified Holdings, Inc. and its subsidiaries.

            Unified Management Corp. ("Management"), an Indiana corporation, is a registered broker dealer under the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc.

            Unified Advisers, Inc. ("Advisers"), an Indiana corporation, is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and provides investment advisory, transfer agent, dividend disbursing, transfer agency system software licensing and fund accounting services to investment companies.

            Health Financial, Inc. ("Health"), a Kentucky corporation, is an investment advisory business providing services to trusts, retirement plans, business and individuals located primarily in Kentucky.

            The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included herein and are of a normal recurring nature. The consolidated financial statements of the Company have been restated to give effect to the acquisition by the Company of Health on June 1, 1997, which transaction was accounted for under the pooling-of-interests method of accounting. The shares to be issued in connection with the Health acquisition have been reported on the financial statements of the Company as "Subscribed shares to be issued in connection with acquisition of Health Financial, Inc.," pending completion of corporate due diligence. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1997.


2.    PROPOSED ACQUISITIONS

            On April 25, 1997, the Company entered into an agreement to acquire First Lexington Trust Company ("Lexington") located in Lexington, Kentucky. Lexington is a non-bank-affiliated trust company that is regulated by the Kentucky Department of Financial Institutions, which has approved the proposed merger. This acquisition will be accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, the Company will issue 80,008 shares of common stock, $0.01 par value, of the Company ("Common Stock"), based upon an exchange ratio of 9.644 shares of Common Stock for each outstanding share of Lexington common stock. The acquisition is anticipated to be completed during the fourth quarter of 1997 and is subject to, among other things, regulatory approval and the approval of the stockholders of Lexington. As of September 30, 1997, Lexington reported total assets of $1,125,358 and stockholders' equity of $1,059,526.

            On May 8, 1997, the Company entered into an agreement to acquire Vintage Advisors, Inc. ("VAI"). VAI was incorporated in Delaware on December 12, 1994 and is registered to do business in Indiana for the purpose of being the advisor to the Vintage Mutual Funds. VAI is a registered advisor under the Investment Advisers Act of 1940, as amended. This acquisition will be accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, the Company will issue up to 120,000 shares of Common Stock, based upon an exchange ratio of 1.2 shares of Common Stock for each outstanding share of VAI common stock. The acquisition is anticipated to be completed during the first quarter of 1998 and is subject to, among other things, regulatory approval and the approval of the stockholders of VAI and the shareholders of the Vintage Mutual Funds. As of September 30, 1997, VAI reported total assets of $549,237 and stockholders' equity of ($379,849).

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The consolidated financial statements include the accounts of the Company, Advisers, Management and Health. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

      Fees and Commissions

            The mutual funds and trust administration services operations provide administrative and investment services to investment companies and separate accounts. The Company records revenue on the accrual basis of accounting.

            For the brokerage line of business, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon the trade date.

            The investment advisory business revenue as well as the investment advisory fees earned by third party advisors is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisors are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain.

      Property and Equipment

            The property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is computed on the straight-line or using accelerated methods over the estimated useful lives of the assets for financial statement purposes.

      Income Taxes

            The Company files consolidated federal and state income tax returns with its subsidiaries. Health, prior to its acquisition by the Company, filed as an S-corporation. Therefore, federal and state taxable income and losses were passed through to its stockholder.

      Subsequent to its acquisition by the Company, Health will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

            The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The Statement requires use of the liability method of accounting for deferred income taxes.

            The Company has recorded a $16,000 tax liability related to alternate minimum tax because of the pooling-of-interests acquisition of Health. Health elected accelerated tax depreciation methods on fixed assets prior to the pooling-of-interests. The Company may not have sufficient net operating loss related to alternative minimum tax depreciation carryforward. This liability was recorded based upon management's estimate and could be modified based upon future operations of the Company.

      Use of Estimates

            The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Statement of Cash Flows

            For purposes of the statement of cash flows, the Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents included money market investments at September 30, 1997 of $547,293 that are not insured by the Federal Deposit Insurance Corporation.

4.    OPTIONS

            The Company applies APB Opinion No. 25 and related interpretations in accounting for the Unified Holdings, Inc. Management and Employee Retention Plan (the "M.E.R.P."). Effective as of July 25, 1997, the Company terminated the M.E.R.P. and the Unified Holdings, Inc. Restricted Stock Option Plan (the "Stock Option Plan"). Prior to the termination of the M.E.R.P., the Company and each participant who held an option granted pursuant to the M.E.R.P. executed an amendment to their respective agreement to provide for immediate vesting, waive certain anti-dilution protection and clarify certain other terms. All such options were exercised as of July 25, 1997 and, in connection therewith, the Company issued 572,768 shares of Common Stock. Also effective as of July 25, 1997, the Company and each participant who held an award issued pursuant to the Stock Option Plan executed a Release and Surrender Agreement whereby such participants surrendered their awards to the Company.

            In connection with the exercise of the outstanding M.E.R.P. options, each optionee executed a demand promissory note payable to the Company in an amount equal to such optionee's aggregate exercise price for the shares subject to the option. The aggregate amount of the promissory notes was approximately $75,300 and such notes did not bear interest. On July 25, 1997, the Company paid to each optionee a bonus in an amount sufficient to extinguish the debt represented by their promissory note. Such bonuses also were adjusted upward to reflect the income tax effect of the bonus payment to the participant. The exercise of the options had no material financial impact on the Company; however, the payment of the bonuses had an after-tax cost to the Company of approximately $50,200.

5.    TRANSACTIONS WITH RELATED PARTIES

            The Company provides administrative services to VAI, an affiliated company, for the use of supplies, equipment, employees' costs and benefits, space and other services. The revenue for these services was $254,372 for the nine months ended September 30, 1997. The receivable from VAI to the Company was $304,819 at September 30, 1997.

            In 1995, the Company loaned VAI $65,888 to reimburse the Vintage Mutual Funds for an outstanding obligation. The promissory note is due on demand with interest payable at prime plus two percent per annum. The note receivable at September 30, 1997 was $50,000.

6.    COMMITMENTS AND CONTINGENCY

            The Company entered into a line of credit agreement with a bank during August of 1997. The maximum borrowing capacity is Five Hundred Thousand Dollars ($500,000) for the purpose of purchasing various communication and computer hardware and software equipment to support future operating needs. As of September 30, 1997, the amount outstanding under this credit facility was $69,481.

            The Company, through its subsidiary, Management, leases its corporate headquarters and administrative office facilities located at 429 North Pennsylvania Street, Indianapolis, Indiana, which facility has approximately 11,086 square feet, and is leased pursuant to an operating lease expiring in 2001. During August 1997, Health signed a lease for office and administrative office facilities located 2353 Alexandria Drive, Lexington, Kentucky. The operating lease expires in 2002 and the facility has approximately 2,554 square feet. The Company's current administrative offices are considered adequate to serve the Company's foreseeable needs. Other than the administrative office leases and the equipment and capital leases listed herein, the Company has no other significant property holdings.

            Lease obligations are allocated between the Company and its
      subsidiaries based upon estimated usage.   The leases include clauses
      for adjustment of operating costs and real estate taxes that are not reflected as part of the minimum obligations. The aggregate minimum rental commitments required under operating leases and noncancelable subleases for office space and equipment at September 30, 1997 were as follows:

             FOR THE TWELVE MONTHS
              ENDED SEPTEMBER 30,                     LEASE COMMITMENTS
             ---------------------                    -----------------
                     1998                              $   258,935
                     1999                                  254,649
                     2000                                  229,444
                     2001                                  224,508
                     Thereafter                             60,088
                                                       -----------
                         Total                         $ 1,027,624
                                                       ===========

            The total rental expense was $153,506 and $149,156 for the nine months ended September 30, 1997 and 1996, respectively.

7.   CAPITALIZED LEASE OBLIGATIONS

            The Company's capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of September 30, 1997:

           FOR THE TWELVE MONTHS
            ENDED SEPTEMBER 30,                               AMOUNT
           ---------------------                              ------
                1998                                      $   52,410
                1999                                          41,018
                2000                                          22,661
                2001                                          17,749
                2002                                           1,478
                                                          ----------
                Total                                        135,316

                     Less amount representing interest         7,415
                                                          ----------

                  Net present value                       $  127,901
                                                          ==========

            The Company acquired equipment through a capital lease obligation in the amount of $93,320 and $35,063 during the nine-month period ended September 30, 1997 and 1996, respectively.

8.    CASH SEGREGATED UNDER FEDERAL REGULATION

            Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission (the "SEC"), the Company calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of the customers on a periodic basis. The reserve requirement calculated by the Company was $0 at September 30, 1997. Balances segregated in excess of reserve requirements are not restricted.

9.    NET CAPITAL REQUIREMENTS

            The Company is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of 6-2/3% of aggregate indebtedness or $250,000, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At September 30, 1997, the Company had net capital of $404,168, which was in excess of its required net capital of $250,000, and a net capital ratio of 0.40 to 1 at September 30, 1997.

10.   EMPLOYEE BENEFIT PLANS

            The Company sponsors a profit-sharing and Section 401(k) defined contribution retirement plan that covers substantially all employees. The Board of Directors of the Company determines contributions to the plan. The plan covers the Company, Advisers, Management and Health. During the nine months ended September 30, 1997, an expense of $1,096 was incurred.

            In 1996, the Company amended its Section 401(k) plan to include matching of funds contributed into the Vintage Mutual Funds or used to purchase Class B Preferred Stock of the Company in the Section 401(k) Plan. The Company will match an employee's contribution up to fifty percent of the first six percent of the employee's before-tax contribution. The expense to the Company for such matching contribution was $18,643 and $7,359 for the nine-month period ended September 30, 1997 and 1996, respectively.

11.   COMMON AND PREFERRED STOCK

      Common Stock:

            At a meeting of the stockholders of the Company on February 6, 1997, the Company's stockholders approved an amendment to its Certificate of Incorporation, as amended, which increased the par value of the Company's Common Stock from no par value per share to $0.01 per share and increased the authorized number of shares to 25,000,000.

            On July 15, 1997, the Company declared and paid a stock dividend with respect to the Common Stock such that each issued share of Common Stock on such date was divided into a greater number of shares of Common Stock immediately prior to such division of shares. Upon payment of such stock dividend, the Company had 50,000 shares of its Common Stock outstanding.

            By a unanimous written consent of the stockholders of the Company dated August 1, 1997, the Company's stockholders approved an Amended and Restated Certificate of Incorporation of the Company, which decreased the number of authorized shares of Common Stock to 10,000,000.

            In connection with the acquisition of Health on June 1, 1997, the Company will issue 325,000 shares of its Common Stock as reflected in
      Note 2 of the notes to the financial statements.

      Preferred Stock:

            The total preferred shares authorized for the Company is 1,000,000 with a par value of $0.01 per share of which 22,100 shares have been designated as follows:

                                                 Shares
                                 Shares        issued and     Stated      Par
                               Designated     outstanding     value      value
                               ----------     -----------     -----      -----
Preferred Stock Series A         10,000          8,486        $100       $0.01
Preferred Stock Series B         10,000          8,583         100        0.01
Preferred Stock Series C          2,100             --         100        0.01

            Required dividend payments on the Series A and Series B Preferred Stock are cumulative at 8% per annum of the stated value. The Company may not create any additional class or series of stock ranking or having a parity as to payment of dividends or as to liquidation preference, over or with the Series A or Series B Preferred Stock. In the event of non-payment of the cumulative preferred dividends, the preferred stockholders shall be entitled to vote on all matters presented to the stockholders of the Company, as provided in the Amended and Restated Certificate of Incorporation of the Company.

            On August 1, 1997, the Board designated 2,100 shares of the Preferred Stock of the Company as Series C 6.75% Cumulative Convertible Preferred Stock.

12.   SUBSEQUENT EVENT

            By unanimous written consent of the Board of Directors of the Company dated November 7, 1997, the Board approved the payment of a dividend with respect to Series A and Series B Preferred Stock of the Company, payable to stockholders of record of the Company on October 31, 1997. The dividend payments aggregated approximately $34,700 and were paid on November 11, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company has three wholly owned subsidiaries through which it conducts its operations: Advisers, a registered investment advisor and transfer agent that was organized on February 1, 1990; Management, a National Association of Securities Dealers ("NASD") and a SIPC member broker-dealer that was organized on November 20, 1952 as Unified Underwriters and commenced operations as Unified Management Corporation effective February 25, 1976; and Health, a registered investment adviser that was organized on October 3, 1986 and acquired by the Company on June 1, 1997.

      Advisers primary services include: mutual fund transfer agency and shareholder recordkeeping; shareholder services plan support; mutual fund start-up services; administration; fund accounting; compliance; asset allocation services; statement processing; tax-free reorganization; retirement plan services, including support and constructs; fulfillment; and investment advisory services. Advisers is a complete mutual fund financial services company specializing in the development, support, maintenance, shareholder servicing, management and investment advisory of mutual funds.

      Advisers is a highly automated, registered stock transfer agent that presently provides transfer agency, fund accounting, administrative and/or compliance services for ten mutual fund families consisting of nearly $650 million in mutual fund assets, 36 portfolios and approximately 29,000 accounts. Additionally, as a registered investment adviser, Advisers has approximately $117.5 million of assets under management, all of which are investments in mutual funds, with approximately $57 million of the $117.5 million invested in the Vintage Mutual Funds.

     Through its systems group and its link to a brokerage affiliate, Advisers has the capability of converting assets on a tax-free basis from existing funds into the Company's affiliated mutual fund family, the Vintage Mutual Funds.

      Management, a fund distributor and broker-dealer of record, links brokerage accounts with funds and provides a proprietary brokerage sweep relationship through the Vintage money market funds. Management's arrangement with its brokerage clearing firm allows Management to sweep monies from the brokerage clearing firm to the Vintage Mutual Funds as part of the transaction instead of leaving the money at the brokerage clearing firm.

      Management founded the first mutual fund based in the state of Indiana in 1963 and specializes in mutual fund distribution and shareholder servicing liaison providing such services as: mutual fund distribution, distribution services and support; mutual fund conversion support; mutual fund trades; individual retirement ("IRA") custodial services; 12b-1 maintenance, accounting and marketing support; securities (stock and bond) brokerage; brokerage clearing and execution services; consolidated brokerage statement processing; mutual fund and brokerage software development; asset allocation and performance measurement services and statement processing; and retirement
account recordkeeping.   Management clears through Pershing and provides a
full range of brokerage products.

      Health is a registered investment adviser that was formed in 1986 and registered with the SEC since 1987. As of September 30, 1997, Health managed over $340 million in assets for both individual and institutions. The main management style of Health is a balance portfolio of no-load index funds in multi asset classes consisting of the S&P 500 large cap US stock, small cap US stocks, US bonds, real estate, cash and international stocks.

      The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the Company's audited and unaudited consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
AND 1996

      Year-to-date net income at September 30, 1997 of $258,196 compares to a net profit of $544,765 for the same period last year. Net profit for the nine months ended September 30, 1997 includes an after-tax loss of approximately $387,000 related to the acquisition of Health, coupled with a special bonus to the employees of the Company of approximately $125,000, higher legal, accounting and counsel fees related to the filing by the Company of the Company's Registration Statement on Form 10-SB (the "Form 10-SB") with the
SEC during 1997 and a provision for income taxes related to alternative minimum tax depreciation carryforwards, which could be modified based upon future operations of the Company. Fund services operating charges included a one-time conversion cost related to a change of the Company's fund system service provider.

      Gross revenues of $4,871,418 in the nine-month period ended September 30, 1997 compare to $5,312,237 for the same period in 1996. For the current year, assets under management increased significantly. This increase accounted for the $302,698 increase in investment advisors revenues. Reduced brokerage charges significantly reduced revenue from broker/dealer operations. Mutual fund service and trailing commissions were partially offset by an increase in retirement and other income.

      The gross profit of $3,592,864 for the nine months ended September 30, 1997 compares to $3,857,562 for the same period in 1996. The percentage of gross profit to total revenue increased to 73.8% during the nine-month period ended September 30, 1997 from 72.6% from the same prior year period. This improvement reflects better investment advisor margins.

      Operating expenses increased by $114,760 over the same prior year period from $3,283,626 to $3,398,386 primarily due to increased employee compensation and benefits and professional fees. Employee compensation was higher due to a one-time bonus paid during July 1997 and higher legal, accounting and counsel fees related on the filing of the Form 10-SB. In addition, travel costs increased related to the completed and pending acquisitions and a one-time charge related to a change of the Company's fund system service provider.

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND
1996

      For the quarter ended September 30, 1997, net profit of $139,042 compares to a net profit of $408,063 for the same period last year. The third quarter of 1997 includes a special bonus to employees of the Company aggregating approximately $125,000 and higher legal, accounting and counsel fees related on the filing of Form 10-SB with the SEC during 1997. The current year quarter also includes a one-time expense related to conversion of the Company's fund service system provider, and increased travel costs related to acquisition activities. The quarter ended September 30, 1996 included a credit from the Company's communication service provider. Increased assets under management accounted for the increase in investment advisor revenues, which partially offset the decline in fund services revenues. The adjustment for the Company's investment in an affiliate resulted in a lower charge as compared to a 1996 third quarter loss of $52,801. The quarter ended September 30, 1997 also includes a provision for income taxes related to alternate minimum tax, which could be modified based upon future operations of the Company.

       For the three months ended September 30, 1997, gross revenues of $1,678,446 compared to $1,928,349 during the same quarter last year. Increased assets under management accounted for the increase in investment advisor revenues, which partially offset the decline in fund services revenues. Cost of sales increased $10,585 to $441,522 in the quarter ended September 30, 1997 from $430,937 for the quarter ended September 30, 1996. The lower brokerage cost of sales partially offset higher trail commission charges and administration fees.

      Quarterly operating expenses increased by $6,429 over last year of $1,067,343 to $1,073,772, due to a one-time special bonus to employees of the Company aggregating approximately $125,000, a one-time expense for conversion of our fund service system provider, increased travel costs reated to completed and pending acquisitions and higher legal, accounting and counsel fees related to the filing of the Form 10-SB. In addition, operating expenses for the quarter ended September 30, 1996 included a credit from the Company's communication service provider.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity historically have been and continues to be cash flow from operating activities and available borrowing capacity for capitalized leases. At September 30, 1997 and September 30, 1996, the Company reported working capital of $1,108,045 and $965,512, respectively, or a working capital ratio of 1.64 and 2.00 to 1, respectively.

      Significant portions of the Company's computer and communication equipment and software are purchased through capitalized leases. The Company expects to be able to repay its borrowings for such capitalized leases over the respective lease periods.

      Capital expenditures for 1997 include the purchase of telephone and computer equipment and software to further support the Company's mutual fund and brokerage services businesses. Such expenditures are not expected to exceed $400,000. The Company currently believes that it can provide its own sources of funds or lending to sufficiently absorb such expenditures so as to not endanger the liquidity or financial condition of the Company.

      The Company does not expect to need to raise additional capital to satisfy its cash requirements but will attempt to raise working capital to expand its business and products, equipment and software purchases, and to retire its outstanding shares of Class A and Class B Preferred Stock. Except with respect to the proposed acquisitions of Lexington and Advisers, there are no expected purchases or sales of plant during the next twelve months.

      Historically, cash expended in investing activities has supported the Company's affiliated mutual funds and brokerage services business through investments in Advisers, of which the Company owns 10% of the outstanding capital stock, and the Vintage Mutual Funds, the Company's affiliated mutual fund family. There can be no assurances that such investments in the future will continue to produce positive effects on the Company's liquidity or working capital, and, such investments, or unexpected increases in capitalized leases, could have a negative affect on the Company's liquidity and working capital.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securityholders

      As of August 1, 1997, the stockholders of the Company, by unanimous written consent, adopted resolutions that: (i) nullified certain purported issuances of Common Stock by the Company; (ii) approved and adopted a stock dividend paid by the Company on July 15, 1997 such that, upon payment of such stock dividend, the Company had 50,000 shares of Common Stock issued and outstanding; (iii) amended and restated the Certificate of Incorporation of the Company; and (iv) approved and ratified the termination of the Unified Holdings, Inc. Management Retention Plan and the Unified Holdings, Inc. Restricted Stock Option Plan.

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits:  See Exhibit Index on page 19 hereof.
            --------

(b)         Reports on Form 8-K:  No reports on Form 8-K were filed by the
            -------------------
            Company during the third quarter of 1997.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    UNIFIED HOLDINGS, INC
                                         (Registrant)



Dated: November 14, 1997            By:  /s/ Timothy L. Ashburn
                                       ---------------------------------------
                                         Timothy L. Ashburn
                                         Chairman and Chief Executive Officer



Dated: November 14, 1997            By:  /s/ Thomas G. Napurano
                                       ---------------------------------------
                                         Thomas G. Napurano
                                         Executive Vice President
                                         And Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit No.                Description
-----------                -----------
4.1(a)                     Amended and Restated Certificate of Incorporation
                           of the Company.

4.1(b)                     Certificate of Designations, Preferences, and
                           Relative Rights, Qualifications and Restrictions of the Series A 8% Cumulative Preferred Stock of the
                           Company.

4.1(c)                     Certificate of Designations, Preferences, and
                           Relative Rights, Qualifications and Restrictions of the Series B 8% Cumulative Preferred Stock of the
                           Company.

4.1(d)                     Certificate of Designations, Preferences, and
                           Relative Rights, Qualifications and Restrictions of the Series C 6.75% Cumulative Convertible Preferred
                           Stock of the Company.

4.2                        By-Laws of the Company.

11.1                       Computation of Net Income Per Common Share.

27.1                       Financial Data Schedule.

27.2                       Financial Data Schedule.