Form 10QSB/A
period 1997-09-30
UNIFIED HOLDINGS INC
filed 1998-01-16
CIK 1033926

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-QSB/A


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

As of December 31, 1997, the registrant had 1,027,776 outstanding shares of Common Stock, $.01 par value.

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


PART I.      FINANCIAL INFORMATION

Item 1.      FINANCIAL STATEMENTS:


    UNIFIED HOLDINGS, INC.
    CONSOLIDATED BALANCE SHEETS

                                                                        September 30,            December 31,
                                                                            1997                    1996
                                                                        -------------           ------------
                                                                         (unaudited)
      ASSETS:
      CURRENT ASSETS:
           Cash and cash equivalents                                     $   603,689             $   426,215
           Investments in affiliated mutual funds                            643,232                 203,040
           Investments in non-affiliated mutual funds                        188,234                 177,915
           Note receivable - affiliated company                               50,000                  50,000
           Note receivable - non-affiliated company                            5,361                  30,113

           Accounts receivable:
               Accounts receivable, gross                                  1,227,296                 922,253
               Less: doubtful accounts                                         2,041                   2,041
                                                                         -----------             -----------
                  Net receivable                                           1,225,255                 920,212
                                                                         -----------             -----------

           Prepaid and sundry assets                                         124,605                 127,430
                                                                         -----------             -----------
      Total current assets                                                 2,840,376               1,934,925
                                                                         -----------             -----------

      NON-CURRENT ASSETS
           Equity in and advances to affiliate                               377,756                 445,293
           Notes receivable, net of current maturity                           8,090                  11,262

      FIXED ASSETS, at cost:
           Property, equipment and furniture, net                            258,223                 411,390
           Capitalized leased equipment, net                                 148,538                  99,876
                                                                         -----------             -----------
      Total fixed assets                                                     406,761                 511,266
                                                                         -----------             -----------

           Total assets                                                  $ 3,632,983             $ 2,902,746
                                                                         ===========             ===========

See notes to consolidated financial statements.



                                                                        September 30,            December 31,
                                                                            1997                    1996
                                                                        -------------           ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
      Current portion of capitalized leases                              $    86,320             $    38,651
      Accounts payable and accrued liabilities                               359,626                 358,371
      Accrued compensation and benefits                                      238,690                 139,730
      Payable to broker/dealers                                              247,998                 124,489
      Other liabilities                                                      724,435                 308,172
                                                                         -----------             -----------
Total current liabilities                                                  1,657,069                 969,413
                                                                         -----------             -----------

LONG-TERM LIABILITIES:
      Long-term capitalized leases, net of current portion                    41,581                  32,695
                                                                         -----------             -----------
Total liabilities                                                          1,698,650               1,002,108
                                                                         -----------             -----------

Commitments and contingencies

Stockholders' equity:
      Common Stock, $.01 par value - shares
           outstanding, 622,768 and 25,179,
           respectively                                                       10,728                   1,599
      Preferred Stock Series A - shares
           outstanding, 8,486                                                  8,486                   8,486
      Preferred Stock Series B - shares
           outstanding, 8,583                                                  8,583                   8,583
      Subscribed shares to be issued in
           connection with acquisition of Health
           Financial, Inc.                                                     3,250                   3,250
      Additional paid-in capital                                           1,148,588               1,076,598
      Retained earnings                                                      635,101                 761,329
      Net unrealized appreciation on securities
           available-for-sale                                                119,597                  40,793
                                                                         -----------             -----------
Total stockholders' equity                                                 1,934,333               1,900,638
                                                                         -----------             -----------
Total liabilities and stockholders' equity                               $ 3,632,983             $ 2,902,746
                                                                         ===========             ===========

See notes to consolidated financial statements.

UNIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                          September 30,
                                                           -------------------------------         -------------------------------
                                                               1997               1996                1997                1996
                                                           -----------         -----------         -----------         -----------
REVENUE:
     Revenue from broker/dealer operations                 $   402,111         $   406,639         $ 1,136,368         $ 1,463,228
     Investment advisors fees                                  609,935             369,637           1,510,491           1,207,793
     Revenue from fund services operations                     386,582             839,918           1,015,451           1,509,636
     Trail commission                                          247,807             233,899             720,107             759,034
     Custody and retirement fees                                 5,536              45,849             255,217             206,273
     Software and program fees                                  31,879              48,008             126,687             143,178
     Net investment and other income                            (5,404)            (15,601)            107,097              23,095
                                                           -----------         -----------         -----------         -----------
Total gross revenue                                          1,678,446           1,928,349           4,871,418           5,312,237
                                                           -----------         -----------         -----------         -----------
COST OF SALES:
     Brokerage revenue charges                                 256,630             261,723             724,449             916,776
     Trail commission charges                                  169,193             155,041             502,909             491,977
     Investment advisor fees                                    12,994              13,238              46,741              42,562
     Administration fees                                         2,705                 935               4,455               3,060
                                                           -----------         -----------         -----------         -----------
Total cost of sales                                            441,522             430,937           1,278,554           1,454,375
                                                           -----------         -----------         -----------         -----------
     Gross profit                                            1,236,924           1,497,412           3,592,864           3,857,562
                                                           -----------         -----------         -----------         -----------
EXPENSES:
     Compensation and benefits                                 654,533             698,181           2,182,180           2,122,910
     Brokerage operating charges                                87,340              86,663             221,534             264,885
     Fund services operating charges                            57,275              50,988             189,403             185,803
     Telephone                                                  21,354              (9,787)             77,528              45,478
     Mail and courier service                                   14,556              11,094              35,940              43,034
     Equipment rental and maintenance                           32,031              31,184              61,610              62,734
     Professional fees                                          40,866              12,839              90,402              37,015
     Occupancy                                                  56,062              50,902             153,506             149,156
     Depreciation and amortization                              43,739              57,948             123,581             137,664
     Office supplies                                            21,728              15,142              42,691              45,932
     Travel and entertainment                                   23,065              14,212              68,115              38,516
     Interest                                                    2,274                 521               6,232               3,364
     Other operating expenses                                   18,840              47,456             145,664             147,135
                                                           -----------         -----------         -----------         -----------
Total expenses                                               1,073,772           1,067,343           3,398,386           3,283,626
                                                           -----------         -----------         -----------         -----------
Income from operations before gain on securities               163,152             430,068             194,478             574,236
Gain on securities                                               1,098               1,857              24,996              39,929
Results of affiliate                                          (147,467)            (52,801)            (67,537)           (69,399)
                                                           -----------         -----------         -----------         -----------
Income before income taxes                                      16,783             408,063             151,937             544,766
Provision for income taxes                                      16,000                  --              16,000                  --
                                                           -----------         -----------         -----------         -----------
Net income                                                         783             408,063             135,937             544,766
Dividend on preferred stock                                     34,324              34,324             101,854             102,309
                                                           -----------         -----------         -----------         -----------
Results after preferred stock dividend                     $   (33,641)        $   373,739         $    34,083         $   442,457
                                                           ===========         ===========         ===========         ===========

Per share data:
Basic:    Weighted average primary
     Common shares outstanding                                 536,550             528,747             511,729             511,729
     Net income                                            $     (0.06)        $      0.30         $      0.06         $      0.86
Fully diluted: Weighted average fully diluted
     Common shares outstanding                                 947,768             947,768             947,768             947,768
     Net income                                            $     (0.04)        $      0.39         $      0.04         $      0.47

See notes to consolidated financial statements.

UNIFIED HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                            ----------------------------
                                                                                               1997              1996
                                                                                            ----------        ----------
OPERATING ACTIVITIES:
--------------------
     Net income                                                                             $  135,937        $  544,765
     Adjustments to reconcile net income to
       Net cash provided by operating activities:
        Depreciation and amortization                                                          123,581           137,664
        Results from affiliates                                                                 67,537            69,399
        Book value of fixed assets disposed                                                    128,851            41,859
        Changes in assets and liabilities:
            Receivables                                                                       (305,043)         (488,912)
            Prepaid and sundry assets                                                            2,825            12,386
            Accounts payable and accrued expenses                                                1,255           (29,820)
            Accrued compensation and benefits                                                   98,960            14,090
            Payable to broker/dealers                                                          123,509            (4,971)
            Other liabilities                                                                  416,263            71,805
                                                                                            ----------        ----------
Cash provided (used in) by operating activities                                                793,675           368,265
                                                                                            ----------        ----------

INVESTING ACTIVITIES:
--------------------
     Additions to premises and equipment                                                      (147,927)          (29,124)
     Unrealized gain (loss) on securities                                                       78,804            (4,592)
     Notes receivable                                                                           27,924           (41,375)
     Investment in non-affiliated mutual funds                                                 (10,319)           28,706
     Investment in affiliated mutual funds                                                    (440,192)         (219,988)
                                                                                            ----------        ----------

Cash provided by (used in) investing activities                                               (491,710)         (266,373)
                                                                                            ----------        ----------

FINANCING ACTIVITIES:
--------------------
     Dividends to preferred stockholders                                                      (101,854)         (102,309)
     Dividends to Health Financial, Inc.
       common stockholder                                                                     (157,007)               --
     Proceeds from issuance of common stock                                                     77,815             8,448
     Reclassification of note receivable
       from affiliated company                                                                      --           (65,888)
     Payment received on note from affiliated company                                               --            15,888
     Borrowings of capitalized leases                                                           93,320            35,063
     Repayment of capitalized lease obligations                                                (36,765)          (73,744)
                                                                                            ----------        ----------

Cash provided by (used in) financing activities                                               (124,491)         (182,542)
                                                                                            ----------        ----------

Net (decrease) increase in cash and cash equivalents                                           177,474           (80,650)
Cash and cash equivalents, beginning of period                                                 426,215           423,986
                                                                                            ----------        ----------
Cash and cash equivalents, end of period                                                    $  603,689        $  343,336
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

            On May 8, 1997, the Company entered into an agreement to acquire Vintage Advisers, Inc. ("VAI"). VAI was incorporated in Delaware on December 12, 1994 and is registered to do business in Indiana for the purpose of being the advisor to the Vintage Mutual Funds. VAI is a registered advisor under the Investment Advisers Act of 1940, as amended. Effective as of December 1, 1997, the Company and VAI terminated the definitive agreement dated May 8, 1997. By separate agreement dated December 1, 1997, the stockholders of VAI (other than the Company) have agreed to surrender to VAI their shares of capital stock of VAI. Upon consummation of such surrender, the Company will own all of the outstanding capital stock of VAI. As of September 30, 1997, VAI reported total assets of $549,237 and stockholders' equity of ($290,599).

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

             FOR THE TWELVE MONTHS
              ENDED SEPTEMBER 30,                     LEASE COMMITMENTS
             ---------------------                    -----------------
                     1998                              $   258,935
                     1999                                  254,649
                     2000                                  229,444
                     2001                                  224,508
                     Thereafter                          1,073,677
                                                       -----------
                         Total                         $ 2,041,213
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

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
AND 1996

      Year-to-date net income at September 30, 1997 of $135,937 compares to a net profit of $544,766 for the same period last year. Net profit for the nine months ended September 30, 1997 includes an after-tax loss of approximately $387,000 related to the acquisition of Health, coupled with a special bonus to the employees of the Company of approximately $125,000, higher legal, accounting and counsel fees related to the filing by the Company of the Company's Registration Statement on Form 10-SB (the "Form 10-SB") with the
SEC during 1997, a charge for losses at an affiliate and a provision for income taxes related to alternative minimum tax depreciation carryforwards, which could be modified based upon future operations of the Company. Fund services operating charges included a one-time conversion cost of approximately $25,000 related to a change of the Company's fund system service provider.

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

COMPARISON OF RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND
1996

      For the quarter ended September 30, 1997, net profit of $783 compares to a net profit of $408,063 for the same period last year. The third quarter of 1997 includes a special bonus to employees of the Company aggregating approximately $125,000, higher legal, accounting and counsel fees related on the filing of Form 10-SB with the SEC during 1997 and an adjustment for the Company's investment in an affiliate resulted in a $147,467 charge as compared to a 1996 third quarter charge of $52,801. The current year quarter also includes a one-time expense of approximately $25,000 related to conversion of the Company's fund service system provider, and increased travel costs related to acquisition activities. The quarter ended September 30, 1996 included a credit from the Company's communication service provider. Increased assets under management accounted for the increase in investment advisor revenues, which partially offset the decline in fund services revenues. The quarter ended September 30, 1997 also includes a provision for income taxes related to alternate minimum tax, which could be modified based upon future operations of the Company.

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

      Quarterly operating expenses increased by $6,429 over the same period of 1996 to $1,073,772, due to a one-time special bonus to employees of the Company aggregating approximately $125,000, a one-time expense for conversion of our fund service system provider, increased travel costs reated to completed and pending acquisitions and higher legal, accounting and counsel fees related to the filing of the Form 10-SB. In addition, operating expenses for the quarter ended September 30, 1996 included a credit from the Company's communication service provider.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity historically have been and continues to be cash flow from operating activities and available borrowing capacity for capitalized leases. At September 30, 1997 and September 30, 1996, the Company reported working capital of $1,183,307 and $965,512, respectively, or a working capital ratio of 1.71 and 2.00 to 1, respectively.

      Significant portions of the Company's computer and communication equipment and software are purchased through capitalized leases. The Company expects to be able to repay its borrowings for such capitalized leases over the respective lease periods.

      Capital expenditures for 1997 include the purchase of telephone and computer equipment and software to support further the Company's mutual fund and brokerage services businesses. Such expenditures are not expected to exceed $400,000. The Company currently believes that it can provide its own sources of funds or lending to sufficiently absorb such expenditures so as to not endanger the liquidity or financial condition of the Company.

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

                                    *  *  *

       The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties include a number of factors, incuding the Company's ability to manage rapid growth, economic conditions generally and in particular those affecting bond and securities markets. An increase in federal and state regulation of the mutual fund industry or the imposition of regulatory penalties also could have an effect on operating results of the Company.

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



                                    UNIFIED HOLDINGS, INC
                                         (Registrant)



Dated: January 6, 1998              By:  /s/ Timothy L. Ashburn
                                       ---------------------------------------
                                         Timothy L. Ashburn
                                         Chairman, President and
                                         Chief Executive Officer



Dated: January 6, 1998              By:  /s/ Thomas G. Napurano
                                       ---------------------------------------
                                         Thomas G. Napurano
                                         Executive Vice President
                                         And Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                EXHIBIT INDEX
                                -------------

Exhibit No.                Description
-----------                -----------
4.1(a)                     Amended and Restated Certificate of Incorporation
                           of the Company filed as Exhibit 4.1(a) to the
                           Company's Quarterly Report on Form 10-QSB for the
                           quarter ended September 30, 1997, is incorporated
                           herein by reference.

4.1(b)                     Certificate of Designations, Preferences, and
                           Relative Rights, Qualifications and Restrictions of the Series A 8% Cumulative Preferred Stock of the
                           Company filed as Exhibit 4.1(b) to the Company's
                           Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

4.1(c)                     Certificate of Designations, Preferences, and
                           Relative Rights, Qualifications and Restrictions of the Series B 8% Cumulative Preferred Stock of the
                           Company filed as Exhibit 4.1(c) to the Company's
                           Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

4.1(d)                     Certificate of Designations, Preferences, and
                           Relative Rights, Qualifications and Restrictions of the Series C 6.75% Cumulative Convertible Preferred
                           Stock of the Company filed as Exhibit 4.1(d) to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

4.2 By-Laws of the Company filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

11.1                       Computation of Net Income Per Common Share.

27.1                       Financial Data Schedule.

27.2                       Financial Data Schedule.