Form 10KSB
period 1997-12-31
UNIFIED FINANCIAL SERVICES INC
filed 1998-03-31
CIK 1033926

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-22629

                        UNIFIED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   35-1797759
---------------------------------         --------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

431 North Pennsylvania Street, Indianapolis, Indiana                  46204-1873
--------------------------------------------------------------------------------
      (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (317) 634-3301
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:
                                                 Common Stock, $.01 par value
                                                 Preferred Stock, $.01 par value
                                                 -------------------------------
                                                        (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X  .   No      .
                                                    -----       -----

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

      For the fiscal year ended December 31, 1997, revenues totaled:
$6,767,208.

      As of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,276,825.

      As of February 28, 1998, there were 1,027,776 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

      The following document is incorporated by reference into the indicated Part of this Report:

                 Document                        Part of Form 10-KSB
                 --------                        -------------------
      Proxy Statement for the 1998
      Annual Meeting of Shareholders                     III

                                   UNIFIED FINANCIAL SERVICES, INC.

                                             FORM 10-KSB

                                          TABLE OF CONTENTS
                                                                                                 PAGE
                                                                                                 ----
PART I
      Item 1--Description of Business                                                               1
      Item 2--Description of Properties                                                            13
      Item 3--Legal Proceedings                                                                    13
      Item 4--Submission of Matters to a Vote of Security Holders                                  13
      Item 4A--Executive Officers of the Registrant                                                13

PART II
      Item 5--Market for Registrant's Common Equity and Related Shareholder Matters                14
      Item 6--Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                          15
      Item 7--Financial Statements                                                                 17
      Item 8--Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                          35

PART III
      Item 9--Directors, Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act                                                   35
      Item 10--Executive Compensation                                                              35
      Item 11--Security Ownership of Certain Beneficial Owners and Management                      35
      Item 12--Certain Relationships and Related Transactions                                      35
      Item 13--Exhibits and Reports on Form 8-K                                                    36
      Signatures                                                                                   37

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Annual Report on Form 10-KSB are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve certain risks and uncertainties. For example, a down turn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in federal and state regulations of the mutual fund industry or the imposition of regulatory penalties could have an effect on operating results of the Company. These uncertainties, as well as others, are present in the financial services industry and stockholders are cautioned that management's view of the future on which it prices its products and estimates costs of operations and regulations may prove to be other than as anticipated.

GENERAL

      Unified Financial Services, Inc., a Delaware corporation ("Unified" or the "Company"), was organized December 7, 1989. As of March 15, 1998, Unified owned all of the capital stock of Unified Management Corporation ("UMC"), Indianapolis, Indiana, a licensed National Association of Securities Dealers, Inc. ("NASD") broker-dealer, Unified Fund Services, Inc. ("Unified Fund Services"), Indianapolis, Indiana, a registered investment adviser and transfer agent, Health Financial, Inc. ("Health Financial"), Lexington, Kentucky, a registered investment adviser, First Lexington Trust Company ("First Lexington"), Lexington, Kentucky, a non-bank affiliated trust company that is regulated by the Department of Financial Institutions, Commonwealth of Kentucky, Unified Internet Services, Inc. ("Unified Internet Services"), Indianapolis, Indiana, an internet services company, Resource Benefit Planners, Inc. ("Resource Benefit Planners"), Lexington, Kentucky, a professional services firm, HFI Acquisition Corporation, a Kentucky corporation ("HFAC"), and VAI Acquisition Corporation, a Delaware corporation ("VAC"). Each of HFAC and VAC currently do not conduct any operations. Reference in this filing to the "Company" or "Unified" include Unified and its wholly owned subsidiaries.

      The Company is a Delaware holding company that provides management services, working capital and equipment for its wholly-owned financial services subsidiaries. The Company's principal business is providing for its subsidiaries a platform for attaining and maintaining vertical integration in the financial services industry by means of an aggressive merger and acquisition program featuring stock-for-stock pooling-of-interests transactions and providing management services and equipment for its wholly-owned subsidiaries, which, in turn, concentrate their services over the following lines of business in the financial services industry: mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution; brokerage and securities services, including third-party introduced clearing services; investment advisery and asset management services for various asset management categories and objectives; tax-free reorganizations, consolidations and start-ups of small mutual funds; certain non-bank custodial services; trust and retirement services; qualified plan services, including plan participant education; internal and external proprietary product and systems development for the mutual fund industry; asset allocation services; and financial planning services. Through its subsidiaries, these services are provided primarily to third party financial services institutions, predominantly mutual funds. As a result of Unified's one-third stock ownership in and affiliation with Vintage Advisers, Inc., which changed its name to Unified Investment Services, Inc. effective January 21, 1998 ("Vintage Advisers"), a Delaware corporation, the Company's subsidiaries provide services for the affiliated Vintage Funds, a family of four no-load mutual funds sponsored by Vintage Advisers (hereinafter referred to as the "Vintage Funds").

      The Company intends to capitalize on what it believes are its principal competitive strengths to take advantage of and benefit from what it perceives to be a need, opportunity and trend toward consolidation in the financial services industry, especially within the small mutual fund and registered investment adviser sectors.

      The Company believes that its strategic plan is unique and that the plan will allow the Company to continue its earnings growth, expand assets under management, build long-term share value and attain vertical integration in the financial services industry.

      There can be no assurances that the Company will achieve these objectives.

      Currently, the Company serves as transfer agent, administrative services agent, distributor, fund accountant and/or shareholder services agent for ten mutual fund families consisting of approximately 36 different portfolios, including the four Vintage Funds portfolios, and performs other clerical functions for the Vintage Funds in addition to typical mutual fund services. The Company receives revenues for the management of the Vintage Funds along with certain commissions attributable to distribution of fund shares as well as mutual fund and clerical services fees. Since October 1995, the Vintage Funds have grown to over $60 million in combined assets as of December 31, 1997, of which, as of such date, approximately 70% of such assets were from UMC's brokerage sweep accounts.
Of the approximately $750 million of Unified's clients' assets under management, invested in mutual funds, nearly eight percent of those assets are invested in the affiliated Vintage Funds. As of December 31, 1997, the Vintage Funds portfolios included the following: The Vintage Starwood Strategic Fund--$1,155,320; The Vintage Laidlaw Fund--$2,760,108; The Vintage First Lexington Balanced Fund--$6,214,850; and The Vintage Taxable Money Market Fund--$49,996,037.

      UMC, the Company's broker-dealer subsidiary, functions as the distributor of the Vintage Funds and also provides specialty services for certain customers of the Vintage Funds in addition to its discount brokerage activities. The brokerage subsidiary clears, on a fully-disclosed basis, through Pershing, a division of Donaldson, Lufkin & Jenrette Securities Corporation ("Pershing").

      As of March 15, 1998, Unified had outstanding (i) 1,039,776 shares of its common stock, $.01 par value (the "Common Stock"), and (ii) 17,069 shares of its preferred stock, $.01 par value (the "Preferred Stock"), of which 8,486 of such shares are designated as "Series A 8% Cumulative Preferred Stock" and 8,583 of such shares are designed as "Series B 8% Cumulative Preferred Stock." As of December 31, 1997, the Company reported, on a consolidated basis, total assets of $4,933,344 and stockholders' equity of $2,925,137.

      As of July 15, 1997, the Company declared and paid a stock dividend with respect to the Common Stock such that each issued share of Common Stock on such date was divided into a number of shares of Common Stock that was equal to a fraction, the numerator of which was 50,000 and the denominator of which was the number of issued and outstanding shares of Common Stock immediately prior to such division of shares. Upon payment of such stock dividend, the Company had 50,000 shares of Common Stock issued and outstanding.

      Effective as of July 25, 1997, the Company terminated the Unified Holdings, Inc. Management and Employee Retention Plan (the "M.E.R.P.") and the Unified Holdings, Inc. Restricted Stock Option Plan (the "Stock Option Plan"). Prior to the termination of the M.E.R.P., the Company and each participant who held an option granted pursuant to the M.E.R.P. executed an amendment to their respective agreement to provide for immediate vesting, waive certain antidilution protection and clarify certain other terms. All such options were exercised as of July 25, 1997 and, in connection therewith, the Company issued 572,768 shares of Common Stock. Also effective as of July 25, 1997, the Company and each participant who held an award issued pursuant to the Stock Option Plan executed a Release and Surrender Agreement whereby such participants surrendered their awards to the Company.

      As of December 31, 1997, 50,000 shares of Common Stock were owned by the Unified Regional Prototype 401(k) Profit Sharing Plan ("401(k) Plan"). Mr. Lynn E. Wood, the Company's Chief Operating Officer and a Director, votes the shares held by the 401(k) Plan.

      As of the date hereof, the total number of shares of Preferred Stock that were authorized was 1,000,000, of which 22,100 shares have been designated as follows:

                                                                          SHARES
                                                            SHARES      ISSUED AND   STATED        PAR
                                                          DESIGNATED    OUTSTANDING   VALUE       VALUE
                                                          ----------    -----------  ------       -----
  Series A 8% Cumulative Preferred Stock                    10,000         8,486      $100        $.01
  Series B 8% Cumulative Preferred Stock                    10,000         8,583       100         .01
  Series C 6.75% Cumulative Convertible Preferred Stock      2,100            --       100         .01

      Dividend payments on the Series A and Series B Preferred Stock are cumulative at 8% per annum of the stated value. Without the consent of the holders of not less than a majority of the then outstanding shares of Preferred Stock, the Company may not create any additional class or series of stock ranking or having a parity as to payment of dividends or as to liquidation preference over or with the Series A or Series B Preferred Stock.

      In the event of non-payment of the cumulative preferred dividends, the holders of Preferred Stock are entitled to vote on all matters presented to the stockholders of the Company, as provided in the Amended and Restated Certificate of Incorporation, as amended, of the Company (the "Certificate of Incorporation").

      Unified's principal executive offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana 46204, and its telephone number is
(317) 634-3301.

RECENT DEVELOPMENTS

      On May 8, 1997, the Company entered into an agreement to acquire Vintage Advisers, located in Indianapolis, Indiana. Vintage Advisers is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and is the adviser to the Vintage Funds. Fees received by Vintage Advisers for services are based upon net assets under management for each portfolio in the Vintage Funds. Management of Vintage Advisers believes that as the assets under management of the Vintage Funds increase and the expenses of the Vintage Funds become less than the regulatory or prospectus imposed expense limitations, Vintage Advisers will have to reimburse less of the expenses of the Vintage Funds because the expenses will be less than the regulatory and prospectus imposed expense limitations.

Management of the Company believes that Vintage Advisers would become profitable with a $65 million increase in assets under management for the Vintage Funds.

      The definitive agreement between the Company and Vintage Advisers was terminated effective as of December 1, 1997. By separate agreement dated December 1, 1997, the stockholders of Vintage Advisers, other than the Company, have agreed to surrender to Vintage Advisers their shares of capital stock of Vintage Advisers. Upon consummation of such stock surrender, which is anticipated to be consummated on March 31, 1998, the Company will own all of the outstanding capital stock of Vintage Advisers. As of December 31, 1997, Vintage Advisers reported total assets of $524,808 and stockholders' equity of $(348,502).

      On June 1, 1997, the Company completed the acquisition of Health Financial, located in Lexington, Kentucky. This acquisition was accounted for under the pooling-of-interests method of accounting and, in connection therewith, on November 19, 1997 the Company issued 325,000 shares of Common Stock. Health Financial is an investment adviser providing services to trusts, retirement plans, businesses and individuals primarily located in Kentucky. As of June 1, 1997, Health Financial reported total assets of $710,196 and shareholders' equity of $380,986.

      On December 31, 1997, the Company completed the acquisition of First Lexington, located in Lexington, Kentucky. This acquisition was accounted for under the pooling-of-interests method of accounting and, in connection therewith, the Company issued 80,008 shares of Common Stock. First Lexington is a non-bank affiliated trust company that provides full trust powers and retirement plan services to its customer base. As of December 31, 1997, First Lexington reported total assets of $1,128,342 and shareholders' equity of $1,064,701.

      On March 10, 1998, the Company completed the acquisition of Resource Benefit Planners, Inc. ("Resource Benefit Planners"), located in Lexington, Kentucky. This acquisition was accounted for under the pooling-of-interests method of accounting and, in connection therewith, the Company issued 12,000 shares of Common Stock. Resource Benefit Planners is a professional services firm that provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. As of March 10, 1998, Resource Benefit Planners reported total assets of $277,252 and shareholders' equity of $32,571.

      In connection with the acquisition of Health Financial, the Company restated its consolidated financial statements as of and for the years ended December 31, 1996 and 1995 and as of and for the three months ended March 31, 1997 and 1996. The Company filed supplemental consolidated financial statements as of and for the years ended December 31, 1996 and 1995 and as of and for the three months ended March 31,1997 and 1996 in Amendment No. 1 to the Company's Registration Statement on Form 10-SB (the "Form 10-SB").

      In connection with the acquisition of First Lexington, the Company restated its consolidated financial statements as of and for the years ended December 31, 1996 and 1995. The supplemental consolidated financial statements as of and for the year ended December 31, 1996 are included in this Annual Report on Form 10-KSB. The consolidated financial statements of the Company as of and for the year ended December 31, 1997 have been prepared giving effect to the acquisition of First Lexington, which transaction was accounted for under the pooling-of-interests method of accounting. Due to the immateriality of the results of operations of Resource Benefit Planners to that of the Company, the consolidated financial statements of the Company have not been restated to give effect to the acquisition of Resource Benefit Planners.

THE COMPANY'S SUBSIDIARIES AND OPERATIONS

      The Company has six wholly-owned subsidiaries through which it conducts its operations: Unified Fund Services, a registered investment adviser and transfer agent organized on February 1, 1990; UMC, a NASD and SIPC member broker-dealer organized on November 20, 1952 as Unified Underwriters, Inc. and which commenced operations as UMC effective February 25, 1976; Health Financial, a registered investment adviser organized on October 3, 1986 and acquired by the Company on June 1, 1997; First Lexington Trust Company, a non-bank affiliated trust company organized on March 14, 1994 and acquired by the Company in December 1997; Unified Internet Services, an internet services company organized by the Company on February 12, 1998; and Resource Benefit Planners, a professional services firm organized on December 5, 1986 and acquired by the Company on March 10, 1998.

      UNIFIED FUND SERVICES, INC. Unified Fund Services is a mutual fund financial services company specializing in the development, support, maintenance, shareholder servicing and management of and in providing investment advise to mutual funds.

      Unified Fund Services was formed in 1990 as a sister company to UMC in a move to separate and segregate the brokerage services employees (and brokerage account activities) from the mutual fund services employees (and mutual fund account activities).

      Unified Fund Services is a highly automated, registered stock transfer agent, that presently provides transfer agency, fund accounting, administrative and/or compliance services for ten mutual fund families consisting of nearly $647 million in mutual fund assets, 36 portfolios and approximately 29,000 accounts. Additionally, as a registered investment adviser, Unified Fund Services, as of December 31, 1997, had approximately $106 million of assets under management, all of which are invested in mutual funds, with approximately $18 million of the $60 million invested in the Vintage Funds.

      Unified Fund Services' primary services include: mutual fund transfer agency and shareholder recordkeeping; shareholder services plan support; mutual fund start-up services; administration; fund accounting; compliance; asset allocation services; statement processing; retirement plan services, including support and constructs; fulfillment; and investment advisory services.

      Through its systems group and its link to a brokerage affiliate, Unified Fund Services has the capability of converting assets on a tax-free basis from existing funds into Unified's affiliated mutual fund family, the Vintage Funds. Additionally, Unified Fund Services has the capability and flexibility to create or modify funds that are individualized to the client and the transaction.

      As a mutual fund service provider for third party mutual funds, Unified Fund Services generally is responsible for all of a fund's business activities, including distribution (through UMC) and investment management. The Company believes that these services are an extension of distribution, that high quality servicing is critical to retaining shareholder accounts and that quality of service directly impacts the growth of mutual fund assets. Therefore, Unified Fund Services strives to create an error-free operating environment based on stringent standards established by the Company.

      Unified Fund Services' service responsibilities may be divided into five major services:

            * shareholder recordkeeping - encompasses all mutual fund shareholders' transactions, including taking purchase and redemption orders, entering orders into the transfer agency system and forwarding information regarding trade activity to the portfolio managers and fund accountants;

            * fund accounting - provides daily recordkeeping for each fund, including calculations of net asset value per share, dividend rates per share and the maintenance of all books, records and financial reports required by the Securities and Exchange Commission (the "SEC") and other regulatory agencies. This service also includes preparation of quarterly financial statements, shareholder reports and board reports for each portfolio, participation in the periodic updating of prospectuses, preparation of federal, state and local tax returns, payment of all costs and expenses of the fund and the maintenance of the official books and records of each fund;

            * cash management - ensures timely receipts and disbursements on shareholders activity for effective asset management, including cash availability for investment, reconciliation of accounts, cash movement and activity, processing of fees and tax withholding and reporting;

            *     fund administration and legal compliance; and

            *     investment advisory services.

      Unified Fund Services, as the primary servicing agent for various mutual funds, including the Vintage Funds, receives fees from the funds for providing such services. As such, Unified Fund Services is economically dependent on these funds and their respective contracts (and renewals) for a substantial portion of its revenue.

      UNIFIED MANAGEMENT CORPORATION. UMC was formed in 1952 as Unified Underwriters, Inc. and is a regional discount brokerage firm with a link to mutual fund assets via its brokerage account services. A licensed NASD broker-dealer since 1976, UMC specializes in mutual fund distribution and shareholder servicing liaison providing such services as: mutual fund distribution, distribution services and support; mutual fund conversion support for broker-dealer requirements; mutual fund trades; individual retirement account ("IRA") custodial services; 12b-1 maintenance, accounting and marketing support; securities (stock and bond) brokerage; brokerage clearing and execution services; consolidated brokerage statement processing; mutual fund and brokerage software development; asset allocation and performance measurement services and statement processing; and retirement account record keeping.

      UMC, as a fund distributor and broker-dealer of record, has created a beneficial synergy by linking brokerage accounts with funds and providing a proprietary brokerage sweep relationship through the Vintage Funds. UMC's arrangement with its brokerage clearing firm allows UMC to sweep monies from the brokerage clearing firm to the Vintage Funds as part of the transaction instead of leaving the money at the brokerage clearing firm. UMC also utilizes its brokerage services as an important component in the tax-free conversion (re-organization) of mutual fund assets from small third-party mutual funds into the Vintage Funds. UMC clears through Pershing and provides a full range of brokerage products.

      HEALTH FINANCIAL, INC. Health Financial, an SEC registered investment adviser formed in 1986, manages approximately $375,000,000 in assets for both individuals and institutions, principally private pension plans and foundations. Health Financial specializes in an investment management philosophy that features a balanced discipline of asset allocation utilizing no-load index funds over seven asset classes, including an S&P 500 index, a large cap U.S. stock index, a small cap U.S. bond index, an international stock index, a REIT index and cash. Health Financial offers its investment philosophy through three products: a balanced "managed" program; an identical balanced program through its First Lexington Balanced mutual fund, which opened March 13, 1997; and an identical balanced program through its collective trust fund. Health Financial's 10-year performance averages place it in the upper 10% of balanced managers for the period.

      FIRST LEXINGTON TRUST COMPANY. First Lexington is a non-bank trust company specializing in retirement plans and currently maintains approximately $50 million in assets under management. Directed by its trust investment committee, the Lexington-based Kentucky trust company provides the same investment philosophy as its sister company, Health Financial, while providing full trust powers and retirement plan services to its customer base. Chartered in 1994, First Lexington is regulated by the Kentucky Commissioner of Banking under the Department of Financial Institutions, Commonwealth of Kentucky.

      UNIFIED INTERNET SERVICES, INC. In March 1998, the Company formed Unified Internet Services to produce the Company's website and to develop the Company's proprietary search engine for the financial services industry along with other internet products such as an interactive "switch" to allow access to the Company's website, search engine and television/cable/satellite station via their television, cable or satellite stations even if they are non-computer owners or non-internet users. The Company believes that the internet services company will expand the Company's mutual fund services subsidiary, Unified Fund Services, which provides transfer agency, fund accounting, administration and distribution for third party mutual funds, by designing and providing websites and branding its search engine for third party mutual fund services clients.

      RESOURCE BENEFIT PLANNERS, INC. Resource Benefit Planners is a Lexington-based Kentucky professional services firm specializing in qualified retirement plans. Resource Benefit Planners provides the following specific services to the retirement industry and to the Company's customer base: retirement plan consulting; recordkeeping; trust accounting services; plan participant education; feasibility studies; originations; terminations; implementations; installations; employee communications; and administration.

THE COMPANY'S AFFILIATED MUTUAL FUNDS

      The Company currently owns a one-third interest in Vintage Advisers, a registered investment adviser that manages and sponsors the Vintage Funds, a no-load family of mutual funds consisting of four portfolios. As of December 31, 1997, the Vintage Funds maintained approximately $60 million in total net assets, predominantly in its one money market portfolio, and features its proprietary property, V.O.I.C.E. (Vision for Ongoing Investment
                                               -          -       -
in Charity and Education).(sm)
   -           -

      The Vintage Funds' mission, largely due to its relationship with Vintage Advisers and Unified, is to capture existing small fund assets via: tax-free reorganizations; acquisitions; asset mergers; construction of Unified portfolios for certain registered investment advisers; and the marketing of its V.O.I.C.E.(sm) concept.

      The Vintage Funds were established by Vintage Advisers as a platform for five primary visions:

            (i) As a proving ground for the V.O.I.C.E.(sm) program, and establishing V.O.I.C.E.(sm) as a niche in the industry, highlighting its philanthropic nature and its contributions to not-for-profit organizations, especially in the area of education;

            (ii) To provide a home for small, third party mutual funds thereby growing the Vintage Funds' assets by tax-free reorganizations due to its affiliation with Unified, the attraction of the V.O.I.C.E.(sm) program and stock-for-stock acquisitions;

            (iii) To create an efficient, no-load investment environment, with industry mid-point expense ratios and free exchange privileges;

            (iv) To provide the opportunities and diversity attributable to selected fund-of-funds; and

            (v) To create a complete mutual fund service environment with a special focus on the gathering and maintenance of retirement plans.

      One of the three Unified Fund's equity portfolios is a fund-of-funds.

      THE PHILANTHROPIC V.O.I.C.E.(SM) (VISION FOR ONGOING INVESTMENT
                                        -          -       -
      IN CHARITY AND EDUCATION)(SM) PROGRAM.
         -           -

      The Company oversees and manages the V.O.I.C.E.(sm) program for Vintage Advisers, exclusively for the Vintage Funds. V.O.I.C.E.(sm) is a unique and innovative philanthropic program through which individuals and institutions can cause contributions to be made to educational, charitable and philanthropic "not-for-profit" organizations at no expense to the Unified Fund or to the shareholder. Vintage Advisers makes the contributions from its own revenue to certain accredited college or university endowments or general scholarship funds designated by qualifying shareholders.

      The Vintage Funds, since their formation in December 1994, have licensed the V.O.I.C.E.(sm) program from Vintage Advisers and, pursuant to the licensing agreement, Vintage Advisers is required to make a contribution each quarter on behalf of each qualifying Unified Fund shareholder participating in the V.O.I.C.E.(sm) program. All shareholders in all Vintage Funds maintaining an average annualized aggregate net asset value of $25,000 or more over the period of an entire calendar quarter will be qualified to designate an eligible institution to receive a donation under the program for that quarterly period. Vintage Advisers will contribute, on a quarterly basis, an amount equal to that quarter's portion of 0.25% of the average annualized aggregate net asset value, as long as the average annualized aggregate net assets remain above $25,000 for the quarterly period. Although the contributions will be made in the shareholder's name and behalf, there are no tax deductions or tax advantages to the shareholders, since Vintage Advisers is making the contributions on behalf of the shareholders and neither the shareholders' nor the Funds' assets are reduced. The contributions made by Vintage Advisers during fiscal years 1997 and 1996 were $11,789 and $8,612, respectively.

      Philanthropic institutions outside the area of education may be accepted, at the discretion of Vintage Advisers. The V.O.I.C.E.(sm) program is the proprietary property of Vintage Advisers.

REGULATION OF THE COMPANY'S BUSINESS

      Under the Investment Company Act of 1940, as amended (the "1940 Act"), the advisory, subadvisory shareholder servicing and distribution agreements between the Company's subsidiaries and various mutual funds are subject to annual review by each fund's board of directors and the agreements must be approved annually to remain in effect. There are no assurances that the funds' boards of directors will renew each agreement with these funds. The non-renewal of those agreements by a fund's board of directors could have a material adverse effect on the Company's business. The Company has no reason to believe that such approvals will not be granted and that the various mutual fund agreements will not be renewed.

      The securities industry, including broker-dealer, investment advisory and transfer agency firms in the United States, are subject to extensive regulation under federal and state laws. The regulations to which these firms are subject cover all aspects of the securities business, including sales methods, trade practices, capital structure, recordkeeping and the conduct of directors, officers and employees. Additional state legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the methods of operation and profitability of money managers, broker-dealers and transfer agents. The SEC, state securities administrators and various self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of an investment adviser or broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers, investment advisers and transfer agents is the protection of customers and the securities markets and not the protection of creditors and shareholders of such firms.

INDUSTRY REGULATIONS

      The Company's wholly-owned, broker-dealer subsidiary, UMC, is a NASD member. The NASD is a self-regulatory organization that has prescribed rules with respect to maximum commissions, charges and fees related to sales of shares in any open-end investment company registered under the 1940 Act.

      Vintage Advisers, of which the Company owns one-third of the outstanding capital stock, is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"), that serves as the adviser to the Vintage Funds. Under the Advisers Act, it is unlawful for any investment adviser to: (1) employ any device, scheme or artifice to defraud any client or prospective client; (2) engage in any transaction, practice or course of business that operates as a fraud or deceit upon any client or prospective client; or (3) engage in any act, practice or course of business that is fraudulent, deceptive or manipulative.

      The Company aggressively pursues a strategy of acquiring investment advisers to mutual funds. Once an investment adviser is acquired, its advisery agreement is assigned to the Company and automatically terminates under the 1940 Act. Vintage Adviser's assumption of an advisery agreement must be approved by a majority of the fund's board of directors and a majority of its outstanding voting securities. An investment adviser purchased by the Company may not benefit from the sale of its advisery business to Vintage Advisers which results in the assignment of an advisery contract with a mutual fund unless, for a period of three years after the sale, at least 75% of the board of directors of the fund are not interested persons of the new adviser or the predecessor adviser, and no unfair burden is imposed on the fund as a result of the sale. This 75% requirement is stricter than the general requirement that only two-thirds of mutual fund's board of directors must be "disinterested" under the 1940 Act. The effect of such transfer results in the assignment of the old investment advisery agreement, which requires the new agreement to be approved by the Boards of Trustees and the acquired fund's shareholders. There can be no assurances that a fund's board or its shareholders will approve an advisery agreement with Vintage Advisers after Vintage Advisers has acquired the former adviser to the fund. In addition, Vintage Advisers may be required to assume an advisery contract previously entered into under disadvantageous terms in order to convince fund's board or its shareholders to approve Vintage Adviser's assumption of the agreement.

      Mutual fund directors and investment advisers to mutual funds are deemed to be "fiduciaries" of the fund. The SEC is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by any officers, directors, investment advisers and principal underwriters of a fund. Shareholders or the SEC also may bring an action against the officers, directors, investment adviser or principal underwriters for breach of fiduciary duty in establishing the compensation paid to the investment adviser or underwriter. An investment adviser or underwriter to a fund, its principals and its employees, also may be subject to proceedings initiated by the SEC to impose remedial sanctions for violation of any provision of the federal securities laws and the regulations adopted thereunder, and the SEC may preclude a firm that has been sanctioned from continuing to act in such capacity. Investment companies such as the Vintage Funds are subject to considerable substantive regulation under the 1940 Act. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at the next-determined net asset value plus any sales load. A fund's management agreement initially must be approved by the fund's board of directors and a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. A fund's management agreement must automatically terminate in the event of assignment and typically is subject to termination upon 60-days notice by the board or by a vote of the majority of the outstanding voting shares. The underwriting or distribution agreement also must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate are prohibited.

REGULATORY PENALTIES FOR FAILURE TO MAINTAIN MINIMUM NET CAPITAL REQUIREMENTS

      The Securities Exchange Act of 1934, as amended (the "1934 Act"), imposes minimum net capital requirements for broker-dealer firms. A decrease below the minimum level of net capital required to be maintained by UMC under the 1934 Act could force UMC to suspend activities pending recovery of net capital. Factors that may affect UMC's net capital include the general investment climate as well as the ability of the Company to obtain any assets necessary to contribute equity capital to UMC.

RISKS OF BUSINESS

      The Company's investment advisery, transfer agent, shareholder servicing and broker-dealer businesses are subject to various risks and contingencies, many of which are beyond the ability of the Company to control. These risks include: economic conditions generally and, in particular, those affecting the bond and securities markets; fluctuations in interest rates; discretionary income available for investment;

customer inability to meet payment or delivery commitments; customer fraud; and employee fraud, misconduct and error.

COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR NONCOMPLIANCE

      Various aspects of the Company's business are subject to federal and state regulation as well as to oversight by "self regulatory" organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser and transfer agent licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by the Company or any of its employees to comply with such regulations or with any of the laws, rules or regulations of federal, state or industry authorities (principally the NASD and SEC) could result in censure, imposition of fines or other sanctions, including revocation of the Company's right to do business or in suspension or expulsion from the NASD. Any of the foregoing could have a material adverse effect upon the Company. Such regulations are designed primarily for the protection of the investing customers of securities firms and not the Company's stockholders. Finally, there is no assurance that the Company, along with other fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect their business.

COMPETITION

      Since its inception, the Company has directly competed with a number of larger, more established mutual fund service organizations and securities firms. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of the Company's business are competitive, including competition for mutual fund assets to manage. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with the Company and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. The Company's affiliated mutual funds are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the Vintage Funds. The Company is focused on the niche area of tax-free reorganizations and consolidations of small mutual funds into the Vintage Funds family and its proprietary products, such as V.O.I.C.E.(sm) Competition for assets under management is intense from both national and regional based firms. Access to local investment and the population of the region by modern communication systems is so efficient that the Company's geographical position cannot be deemed an advantage. The Company's investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than the Company. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with the Company is a frequent occurrence. The Company directly competes with as many as several hundred firms that are of similar or larger size. The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of the Company's investment management subsidiary to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with the Vintage Funds. Many of the Company's competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of the Vintage Funds to attract new assets. The Company expects that there will be increasing pressures among mutual fund sponsors to obtain and hold market share. Although the Company may expand the financial services it can provide to its customers, it does not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

DEPENDENCE ON KEY CLIENTS

      The Company presently provides mutual fund services, transfer agency, fund accounting, administration and distribution services to ten mutual fund families consisting of 36 portfolios. Four of those portfolios, the Vintage Funds, originally were organized and are sponsored by Vintage Advisers. The Vintage Funds and those of the remaining parties, have entered into contracts with the Company that typically expire within one to three years. No assurance can be given that any of these third party funds or the Vintage Funds will remain clients of the Company upon expiration or termination of the various administration and distribution agreements. The loss by the Company of such mutual fund clients could have a material adverse effect on the Company.

      Additionally, UMC has entered into clearing agreements with its introduced broker-dealer clients that represent a substantial portion of the assets in the Vintage Funds through the use of the Unified Taxable Money Market Funds as their brokerage sweep facility. The introduced broker-dealer relationships also represent a significant portion of UMC's revenues from trading commissions. The loss of clearing clients could have a material adverse effect on the Vintage Funds and the Company.

      Vintage Advisers receives management fees from the Vintage Funds. As the Vintage Funds' manager and adviser, Vintage Advisers, and, therefore, the Company, are economically dependent on the Vintage Funds for a substantial portion of their revenue.

      Contacts for portfolio management performed by Vintage Advisers in the case of the Vintage Funds are awarded annually by review and approval of the independent Boards of Trustee of the various Vintage Funds. The Boards of Trustee consist of four trustees, three of whom are independent, and Timothy
L. Ashburn who is affiliated with the Company. These Boards also are responsible for awarding the Company's subsidiaries the various service agreements for the Vintage Funds.

DEPENDENCE ON KEY PERSONNEL

      The Company is dependent in a large part on Timothy L. Ashburn, the President, Chief Executive Officer and Chairman of the Board, as well as a group of senior management personnel. The loss or unavailability of any of these persons could have a material adverse effect on the Company. The Company's success also will depend on its ability to attract and retain highly skilled personnel in all areas of its business. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms in the future. Other than a $1 million policy on the life of each of Timothy L. Ashburn, the President of the Company, and Dr. Gregory
W. Kasten, the President of Health Financial and First Lexington, each a wholly owned subsidiary of the Company, the Company does not presently own insurance covering the lives of the senior management of the Company.

EMPLOYEES

      As of December 31, 1997, the Company and its subsidiaries had 37 employees, of which 35 were full-time employees. None of the employees of the Company and its subsidiaries are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the subsidiaries to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

      The Company, through its subsidiary, UMC, leases its corporate headquarters and administrative office facilities located at 429-431 North Pennsylvania Street, Indianapolis, Indiana. This facility is comprised of approximately 10,820 square feet and is subject to a lease expiring in 2007. Health Financial's, First Lexington's and Resource Benefit Planners' administrative offices are located at 2353 Alexandria Avenue, Lexington, Kentucky. The operating lease for Health Financial's and First Lexington's offices expires in 2002 and such offices have approximately 2,554 square feet. The operating lease for Resource Benefit Planners' offices expires in 2002 and such offices have approximately 2,180 square feet. The Company also leases a portion of such property for corporate offices. The Company's current administrative offices are considered adequate to serve the Company's foreseeable needs. Other than the administrative offices leases, the Company has no other significant property holdings.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

      Various claims and lawsuits, incidental to its ordinary course of business, are pending against the Company and its subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

      There were no matters submitted during the quarter ended December 31, 1997 to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

      The name, age and position with respect to each of the executive officers of the Company are set forth below:

      TIMOTHY L. ASHBURN: (Age 47) Chairman since 1989; Chief Executive Officer 1989-1992 and 1994-present; President since November 1997; 401(k) Plan Committee since 1994; executive committee member since 1989; operating committee member since 1989. Mr. Ashburn was employed by the Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of Cardinal Bancshares, a Kentucky bank holding company for the two-year period from April 1992 through March 1994, and was responsible for the operations of the bank's trust department and for investment management. Mr. Ashburn has been Chairman of the Board and Chief Executive Officer of Vintage Advisers since December of 1994 and is Chairman of the Board of Trustees, President and Chief Executive Officer of the Vintage Funds.

      THOMAS G. NAPURANO: (Age 56) Director of the Company since 1989; Chief Financial Officer since 1989; Executive Vice President since 1989; executive committee member since 1989; and operating committee member since 1989. Mr. Napurano is also a director and the chief financial officer for Vintage Advisers and is the treasurer for the Vintage Funds.

      LYNN E. WOOD: (Age 51) Director of the Company since 1992; President of UMC since 1992; Chief Operating Officer and President from 1993 through November 1997; Trustee for 401(k) Plan; executive committee member since 1992; and operating committee member since 1992. Mr. Wood also is a director and the president and chief operating officer for Vintage Advisers and is the assistant secretary to the Vintage Funds.

      DAVID A. BOGAERT: (Age 33) Executive Vice President and Executive Committee member since 1995; President of Unified Fund Services since November 1997; operating committee member since 1992; national sales and marketing director since 1995; and telephone service representative, brokerage services supervisor, institutional sales representative and Assistant Vice President 1986-1992.

      DR. GREGORY W. KASTEN: (Age 42) President and Chief Executive Officer of Health Financial since 1986; President and Chief Executive Officer of First Lexington since 1994; Director of the Company since 1997. Dr. Kasten has been awarded Certified Financial Planner and Certified Pension Consultant designations and received a Master of Business Administration degree with an emphasis on Finance and Investment Management. Dr. Kasten also received a medical degree but has retired from active medical practice.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
         ---------------------------------------------------------------------

      There currently is no established public trading market for the Common Stock. In February 1996 and 1997, 5,501.891 and 24,821.118, respectively, shares of Common Stock were issued by the Company to the 401(k) Plan. In addition, in March 1996, February 1997 and September 1997, the Company purchased 5172.42, 3296.991 and 889.990, respectively, shares from participants in such plan upon termination of their employment. Such shares were reallocated to the remaining employees in the 401(k) Plan. Management of the Company is not aware of any other transfers of Common Stock. The Company has not paid any dividends with respect to the Common Stock during the disclosed time periods. All share and price information has been adjusted to reflect all stock splits and stock dividends paid by the Company since January 1, 1996.

                                                 SALES PRICE
                                          ------------------------
                                           HIGH              LOW
                                          ------            ------
      1996
      ----
      First Quarter                       1.5360            1.5354
      Second Quarter                          --                --
      Third Quarter                           --                --
      Fourth Quarter                          --                --

      1997
      ----
      First Quarter                       0.1028            0.0935
      Second Quarter                          --                --
      Third Quarter                       1.2312            1.2312
      Fourth Quarter                          --                --

      Because of the closely held nature of the Company, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 15, 1998, the Company reported 13 stockholders of record holding the Common Stock.

      For the year ended December 31, 1997, the only sales of the Company's securities were: (i) 24,821.118 shares of Common Stock to the 401(k) Plan;
(ii) in July 1997, the Company issued 572,768 shares of Common Stock upon the exercise of options granted pursuant to the terms of the M.E.R.P. at an exercise price of $0.1314 per share; (iii) 325,000 shares of Common Stock issued in connection with the acquisition of Health Financial; and (iv) 80,008 shares of Common Stock issued in connection with the acquisition of First Lexington. All shares of stock issued by the Company during such period were issued pursuant to the exemption provided by Rules 506 and 701, as the case may be, as promulgated by the Commission.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

      The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Annual Report on Form 10-KSB, including the Company's audited, consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR CALENDAR YEARS ENDED DECEMBER 31, 1997
AND 1996

      Net income for the calendar year ended December 31, 1997 of $259,225 compares to net income of $831,198 for the prior year. Net income for the year ended December 31, 1997 includes an after tax loss of approximately $387,000 related to the acquisition of Health Financial, coupled with a special bonus to the employees of the Company of approximately $125,000 and the higher legal, accounting and counsel fees related to the filing by the Company of the Form 10-SB with the SEC during 1997, a one-time expense related to conversion of the Company's fund service system provider, increased travel cost related to acquisition activities and a provision for income taxes related to alternative minimum tax depreciation carryforwards. During 1997, the Company results reflect a charge of $160,298 for losses incurred by the adviser of the Vintage Funds.

      Gross revenues of $6,767,208 in the calendar year ended December 31, 1997 compare to $7,266,652 for the same period in 1996. For the current year, assets under management increased significantly. This increase principally accounted for the $170,838 increase in investment adviser revenues. Reduced brokerage charges partially offset reduced revenue from broker/dealer operations. Mutual fund services reduction was partially offset by an increase in trust and administration and other income.

      The gross profit of $4,904,880 for the twelve months ended December 31, 1997 compares to $5,387,551 for the same period in 1996. Overall, percentage of gross profit to total revenue decreased to 72.48% in 1997 from 74.14% in 1996 due to a higher cost of sales related to trail commission charges of the brokerage operation.

      Operating expenses in 1997 increased by $39,410 over the prior year from $4,384,729 to $4,424,139 in 1997 primarily due to higher legal, accounting and counsel fees related to the filing of the Form 10-SB with the SEC during 1997 coupled with higher travel costs related to the completion of acquisitions, a one-time charge related to a change of the Company's fund system service provider. Employee compensation included a one-time special bonus paid during 1997 approximating $125,000.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of liquidity historically has been and continues to be cash flow from operating activities and available borrowing capacity from capitalized leases and a revolving credit line from a regional bank. At December 31, 1997 and 1996, the Company reported working capital of $1,120,858, and $1,098,989, respectively, or a working capital ratio of 1.59 and 2.09, respectively, to 1.

      Significant portions of the Company's computer and communication equipment and software are purchased through capitalized leases and the revolving credit line. The Company expects to be able to repay its borrowings over the respective lease and loan periods.

      Capital expenditures for 1997 included the purchase of telephone and computer equipment and software to further support the Company's mutual fund and brokerage services businesses. The recent change in equipment and software vendors should improve operating efficiencies and resolve any potential exposure to the year 2000 problems that most companies anticipate. During 1998, such expenditures are not expected to exceed $5,000. The Company currently can provide its own sources of funds or lending to sufficiently absorb such expenditures so as to not endanger the liquidity or financial condition of the Company.

      The Company currently is attempting to raise approximately $15.5 million of additional capital through a private placement of equity securities. Upon completion of the proposed private placement, approximately $1.7 million of the net proceeds will be used to retire the outstanding Series A and Series B Preferred Stock. The remaining net proceeds from the offering will be used for general corporate purposes, including: working capital; furthering the development, marketing, expansion and support of its products and services some of which are proprietary; an aggressive advertising and publicity program for its niche products and services, especially the V.O.I.C.E.(sm) program, and the Company's vision for the financial services industry; and expansion of its internet investment activities, including banking activities if successful in its acquisition of a unitary thrift. Pending such uses, the Company may invest the net proceeds in its own no-load mutual fund portfolios.

      Historically, cash expended in investing activities has supported the Company's affiliated mutual funds and brokerage services business through investments in Vintage Advisers, of which the Company owns 33% of the outstanding capital stock, and the Vintage Funds, the Company's affiliated mutual fund family. There can be no assurances that such investments in the future will continue to produce positive effects on the Company's liquidity or working capital, and, such investments, or unexpected increases in capitalized leases, could have a negative effect on the Company's liquidity and working capital.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

To the Board of Directors and
Stockholders of Unified Financial Services, Inc.


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

We have audited the accompanying consolidated statements of financial condition of Unified Financial Services, Inc. and subsidiaries, which include the 1997 mergers of Health Financial, Inc. and First Lexington Trust Company as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Larry E. Nunn & Associates, LLC

Columbus, Indiana
February 19, 1998

                                         UNIFIED FINANCIAL SERVICES, INC.
                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            December 31, 1997 and 1996
                                            --------------------------

                                                      ASSETS
                                                      ------
                                                                                        1997               1996
                                                                                     ----------         ----------
CURRENT ASSETS
   Cash and cash equivalents                                                         $  605,654         $  538,030
   Investment in affiliated mutual funds                                                520,334            203,040
   Investment in non-affiliated mutual funds                                            187,603            177,915
   Note receivable, affiliated company                                                   50,000             50,000
   Note receivable                                                                        4,502             30,113
   Accounts receivable (net of allowance for
      doubtful accounts of $2,041 for 1997 and 1996)                                  1,505,600            979,408
   Prepaid assets and deposit                                                           141,042            130,854
                                                                                     ----------         ----------

         Total current assets                                                         3,014,735          2,109,360
                                                                                     ----------         ----------

NON-CURRENT ASSETS
   Investment in debt securities                                                        958,604            802,970
   Equity in and investment in affiliate                                                284,994            445,293
   Notes receivable, net of current maturity                                              8,090             11,262
   Organization cost, net                                                                 2,100              9,000


FIXED ASSETS, AT COST
   Equipment and furniture (net of accumulated
      depreciation of $590,887 and $822,293)                                            590,059            449,348

   Capitalized leased equipment (net of accumulated
      depreciation of $55,465 and $68,058)                                               74,762             99,876
                                                                                     ----------         ----------

         Total fixed assets                                                             664,821            549,224
                                                                                     ----------         ----------


         Total non-current assets                                                     1,918,609          1,817,749
                                                                                     ----------         ----------


            TOTAL ASSETS                                                             $4,933,344         $3,927,109
                                                                                     ==========         ==========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
                                                                                        1997               1996
                                                                                     ----------         ----------
CURRENT LIABILITIES
   Current portion of capital lease obligations                                      $   30,090         $   38,651
   Current portion of bank line-of-credit                                                30,719                  -
   Accounts payable and accrued expenses                                                617,637            495,717
   Accrued compensation and benefits                                                    162,273            139,730
   Payable to broker/dealers                                                            274,046            124,489
   Income taxes payable, current                                                         14,355              9,200
   Income taxes payable, deferred                                                        24,700             15,653
   Other liabilities                                                                    740,055            186,931
                                                                                     ----------         ----------

         Total current liabilities                                                    1,893,875          1,010,371
                                                                                     ----------         ----------

LONG-TERM LIABILITIES
   Long-term capitalized lease obligations,
      net of current portion                                                             21,374             32,695
   Bank line-of-credit, net of current portion                                           92,158                  -
   Deferred income taxes                                                                    800              2,387
                                                                                     ----------         ----------

         Total long-term liabilities                                                    114,332             35,082
                                                                                     ----------         ----------

            TOTAL LIABILITIES                                                         2,008,207          1,045,453
                                                                                     ----------         ----------

COMMITMENTS AND CONTINGINCIES

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share                                                14,778              5,649
   Preferred stock Series A                                                               8,486              8,486
   Preferred stock Series B                                                               8,583              8,583
   Preferred stock Series C                                                                   -                  -
   Additional paid-in capital                                                         1,977,788          1,905,798
   Retained earnings                                                                    915,502            953,140
                                                                                     ----------         ----------


         Total stockholders' equity                                                   2,925,137          2,881,656
                                                                                     ----------         ----------


            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $4,933,344         $3,927,109
                                                                                     ==========         ==========




See accompanying notes and independent auditors' report.

                                         UNIFIED FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Years Ended December 31, 1997 and 1996
                                      --------------------------------------
                                                                                        1997               1996
                                                                                     ----------         ----------

REVENUE:
   Brokerage                                                                         $2,542,130         $2,841,519
   Fund service                                                                       1,624,395          2,214,523
   Investment advisory                                                                1,859,566          1,679,728
   Trust and administration services                                                    367,555            191,166
   Software and programming services                                                    131,787            194,626
   Other income                                                                         241,775            145,090
                                                                                     ----------         ----------
         Total revenue                                                                6,767,208          7,266,652
                                                                                     ----------         ----------
COST OF SALES:
   Brokerage revenue charges                                                          1,712,545          1,794,886
   Investment fees                                                                       90,768             67,624
   Administration fees                                                                   59,015             16,591
                                                                                     ----------         ----------
         Total cost of sales                                                          1,862,328          1,879,101
                                                                                     ----------         ----------

         Gross profit                                                                 4,904,880          5,387,551
                                                                                     ----------         ----------
EXPENSES:
   Employee compensation and benefits                                                 2,623,443          2,742,595
   Brokerage operating charges                                                          317,381            332,508
   Fund services operating charges                                                      235,561            233,500
   Mail and courier service                                                              50,518             63,511
   Telephone                                                                            104,068             74,969
   Equipment rental and maintenance                                                      90,404            111,540
   Occupancy                                                                            216,618            203,651
   Depreciation                                                                         189,752            195,064
   All other                                                                            596,394            427,391
                                                                                     ----------         ----------
         Total expenses                                                               4,424,139          4,384,729
                                                                                     ----------         ----------

Income from operations                                                                  480,741          1,002,822

OTHER INCOME (LOSS)
Unrealized gain or (loss) on securities                                                  28,855              1,659
Realized gain or (loss) on securities                                                    15,647             49,684
Equity (deficit) in results of affiliate                                               (160,298)          (151,108)
(Loss) on sale/disposal of fixed assets                                                 (52,720)           (41,859)
                                                                                     ----------         ----------
         Total other income (loss)                                                     (168,516)          (141,624)
                                                                                     ----------         ----------

INCOME BEFORE INCOME TAXES                                                              312,225            861,198
                                                                                     ----------         ----------
INCOME TAXES:
   Current                                                                               45,500             20,400
   Deferred                                                                               7,500              9,600
                                                                                     ----------         ----------
NET INCOME                                                                           $  259,225         $  831,198
                                                                                     ==========         ==========
Per share earnings
   Net income - basic                                                                $     0.17         $     1.02
                                                                                     ==========         ==========
   Weighted average basic common shares outstanding                                     706,084            681,263
                                                                                     ==========         ==========

   Net income - fully diluted                                                        $     0.12         $     0.68
                                                                                     ==========         ==========
   Weighted average fully diluted common shares
      outstanding                                                                     1,027,776          1,027,776
                                                                                     ==========         ==========


See accompanying notes and independent auditors' report.

                                            UNIFIED FINANCIAL SERVICES, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         Years Ended December 31, 1997 and 1996
                                         --------------------------------------


                                              Preferred    Preferred   Preferred  Additional
                                  Common       Class A      Class B     Class C    Paid-in      Retained
                                  Stock         Stock        Stock       Stock     Capital      Earnings        Total
                                 -------      ---------    ---------   ---------  ----------    --------      ----------
BALANCE,
 December 31, 1995               $ 5,627        $8,486       $8,583          -    $1,896,372    $ 258,576     $2,177,644

 1996 Net Income                       -             -            -          -             -      831,198        831,198

 Common stock issued                  22             -            -          -         9,426            -          9,448

 Dividends on
 preferred stock                       -             -            -          -             -     (136,634)      (136,634)
                                 -------        ------       ------     ------    ----------    ---------     ----------


BALANCE,
 December 31, 1996                 5,649         8,486        8,583          -     1,905,798      953,140      2,881,656

 1997 Net Income                       -             -            -          -             -      259,225        259,225

 Common stock issued                  97             -            -          -         2,456            -          2,553

 Common stock
  issued-MERP                      5,728             -            -          -        69,534            -         75,262

 Adjustment to stated
  capital                          3,304             -            -          -             -       (3,304)             -

 Dividend to Health
  stockholder                          -             -            -          -             -     (157,007)      (157,007)

 Dividends on
  preferred stock                      -             -            -          -             -     (136,552)      (136,552)
                                 -------        ------       ------     ------    ----------    ---------     ----------

BALANCE,
 December 31, 1997               $14,778        $8,486       $8,583          -    $1,977,788    $ 915,502     $2,925,137
                                 =======        ======       ======     ======    ==========    =========     ==========




See accompanying notes and independent auditors' report.

                                        UNIFIED FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Years Ended December 31, 1997 and 1996
                                     --------------------------------------

                                                                                     1997                1996
                                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $ 259,225           $ 831,198
   Adjustments to reconcile net income to net cash
      provided (used) in operating activities:
         Deferred income taxes                                                        7,460               9,600
         Provision for depreciation and amortization                                189,752             195,064
         Amortization of bond discount                                                 (833)               (954)
         Unrealized gain on investments                                             (28,855)             (1,659)
         Results of affiliated company                                              160,299             151,108
         Loss on fixed assets disposed or sold                                       52,720              41,859
         (Increase) decrease in operating assets:
            Receivables                                                            (526,192)           (253,960)
            Prepaid and sundry assets                                               (10,188)               (766)
         Increase (decrease) in liabilities:
            Accounts payable and accrued expenses                                   121,920            (120,788)
            Accrued compensation and benefits                                        22,543              (4,535)
            Payable to broker/dealers                                               149,557             (16,416)
            Other liabilities                                                       553,124              72,761
            Accrued income taxes                                                      5,155              (4,341)
                                                                                  ---------           ---------
            Net cash provided by operating activities                               955,687             898,171
                                                                                  ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                           (479,870)            (73,493)
   Proceeds from sale of fixed assets                                               128,701                   -
   Equity in affiliate                                                                    -            (400,000)
   Note receivable from affiliate                                                         -              15,888
   Proceeds of note receivable                                                            -             (41,375)
   Repayment of note receivable                                                      28,783                   -
   Investments in mutual funds                                                     (298,127)           (222,675)
   Investment in debt securities                                                   (154,801)             39,646
                                                                                  ---------           ---------
            Net cash used by investing activities                                  (775,314)           (682,009)
                                                                                  ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Return of capital to preferred stockholders                                     (136,552)           (136,634)
   Dividends to Health common stockholder                                          (157,007)                  -
   Proceeds from issuance of common stock                                             2,553               9,448
   Borrowings of capitalized leases                                                  24,190              35,063
   Repayment of capitalized lease obligations                                       (44,072)            (49,618)
   Proceeds from issuance of common stock - MERP                                     75,262                   -
   Proceeds from bank line-of-credit                                                122,877                   -
                                                                                  ---------           ---------
            Net cash used by financing activities                                  (112,749)           (141,741)
                                                                                  ---------           ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            67,624              74,421
CASH AND CASH EQUIVALENTS
            Beginning of year                                                       538,030             463,609
                                                                                  ---------           ---------
            End of year                                                           $ 605,654           $ 538,030
                                                                                  =========           =========
SUPPLEMENTARY INFORMATION
   Interest paid                                                                  $   9,963           $   4,993
                                                                                  =========           =========
   Income taxes paid                                                              $  24,385           $  24,741
                                                                                  =========           =========




See accompanying notes and independent auditors' report.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

Note 1 - NATURE OF OPERATIONS

         The consolidated financial statements include the accounts of Unified Financial Services, Inc. (the "Company"), a Delaware corporation, and its wholly owned subsidiaries, Unified Management Corp. ("Management"), Unified Fund Services, Inc. ("Services"), Health Financial, Inc. ("Health") and First Lexington Trust Company ("Lexington").

         Management, an Indiana corporation, is a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc.

         Services is incorporated in Indiana and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and provides investment advisery, transfer agent, dividend disbursing, transfer agency system software licensing and fund accounting services to investment companies.

         Health is incorporated in Kentucky and provides investment advisery services to trusts, retirement plans, businesses and individuals located primarily in Kentucky.

         Lexington, is a non-bank trust company regulated by the Department of Financial Institutions, Commonwealth of Kentucky. The company received its trust charter in March 1994. The majority of trust assets as of December 31, 1997 and 1996, totaling approximately $45 million and $21.5 million, respectively, are invested in no-load mutual funds under the direction of the trust investment committee.

         Effective in January 1998, Unified Holding, Inc.'s name was changed to Unified Financial Services, Inc., and Unified Adviser, Inc.'s name was changed to Unified Fund Services, Inc.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         The consolidated financial statements include the accounts of the Company, Management, Services, Health and First Lexington. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

         Effective June 1, 1997, the Company acquired Health in a transaction accounted for under the pooling-of-interest method of accounting. In connection with the acquisition, the Company issued 325,000 shares of common stock, $.01 par value, of the Company (the "Common Stock").

         Effective December 31, 1997, the Company acquired Lexington in a transaction accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, Unified issued 80,008 shares of Common Stock, based upon an exchange ratio of
         9.645 shares of Common Stock for each of Lexington's outstanding shares.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

         The Consolidated Financial Statements give retroactive effect to the pooling-of-interest transactions and, as a result, the Consolidated Statements of Financial Condition, Statements of Operations and Statements of Cash Flows are presented as if the combining companies have been consolidated for all periods presented. As required by generally accepted accounting principles, the Consolidated Financial Statements become the historical consolidated financial statements upon issuance of the financial statements for the period that includes the date of the transaction. The Consolidated Statements of Changes in Stockholders' Equity reflects the accounts for the Company as if the Common Stock issued in the Health and Lexington acquisitions had been outstanding during all periods presented. The Consolidated Financial Statements, including the notes thereto, should be read in conjunction with the historical consolidated financial statements of the Company.

         Fees and Commissions
         --------------------
         The Company records revenue on the accrual basis of accounting.
         For the brokerage operations, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon trade date. The investment advisery business revenue, as well as the investment advisery fees earned by third party advisers, is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The fund service operation provides administrative and investment services to investment companies and separate accounts. Revenue is recorded as it is earned per month based on accounts and account balances. In connection with this, the Company earns income on the accounts established to transfer these funds for customers.

         Property and Equipment
         ----------------------
         Property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated methods over the estimated useful lives of the assets for financial statement purposes.

         Investments and Investment in Debt Securities
         ---------------------------------------------
         Investments, which consist primarily of an investment in a mutual fund (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the statement of operations as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles.

         Income Taxes
         ------------
         The Company files a consolidated federal and state income tax return with its subsidiaries. Each of Health and Lexington, prior to its acquisition by the Company, filed as an S-corporation. Therefore, federal and state taxable income and losses were passed through to their stockholders. Subsequent to their acquisition by the Company, Health and Lexington will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109") accounting for income taxes. The Statement requires use of the liability method of accounting for deferred income taxes.

         Organizational Costs
         --------------------
         Costs relating to the organization of Lexington have been capitalized and are being amortized over a sixty-month period on a straight-line basis.

         Use of Estimates
         ----------------
         The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Statement of Cash Flows
         -----------------------
         For purposes of the statement of cash flows, the Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains money market investments that are not insured by the Federal Deposit Insurance Corporation (the "FDIC") and bank accounts that periodically exceed the FDIC limit during the year.

         Financial Statement Presentation
         --------------------------------
         Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Note 3 - OPTIONS

         The Company applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in accounting for Unified's Management and Employee Retention Plan (the "M.E.R.P."). Effective as of July 25, 1997, the Company terminated the M.E.R.P. and the Unified
         Restricted Stock Option Plan (the "Stock Option Plan"). Prior to the termination of the M.E.R.P., the Company and each participant who held an option granted pursuant to the M.E.R.P. executed an amendment to their respective agreement to provide for immediate vesting, waive certain antidilution protection and clarify certain other terms. All such options were exercised as of July 25, 1997 and, in connection therewith, the Company issued 572,768 shares of Common Stock. Also effective as of July 25, 1997, the Company and each participant who held an award issued pursuant to the Stock
         Option Plan executed a Release and Surrender Agreement whereby such participants surrendered their awards to the Company.

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

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

         income tax effect of the bonus payment to the participant. The exercise of the options had no material financial impact on the Company; however, the payment of the bonuses had an after-tax cost to the Company of approximately $50,200.

Note 4 - FINANCING

         The Company has obtained line of credit financing totaling a maximum borrowing capacity of Five Hundred Thousand Dollars ($500,000) for the purpose of purchasing various communication and computer hardware and software to support future operating needs. As of December 31, 1997, the amount outstanding under this credit facility was $122,877. The financing converts to a four-year term loan payable in equal monthly principal payments plus interest at .5% above bank prime rate. Property, supplies, inventory and intangible assets of Unified are securities for this financing.

Note 5 - COMMITMENTS AND CONTINGENCIES

         The Company through its subsidiary, Management, leases its corporate headquarters and administrative office facilities located at 429-431 North Pennsylvania Street, Indianapolis, Indiana, which facilities has approximately 10,820 square feet, and is leased pursuant to an operating lease expiring in 2007 for office facilities and equipment. The leases include provisions for adjustment of operating costs and real estate taxes. Such obligations are allocated between Services and Management based on estimated usage.

         The aggregate minimum rental commitments required under operating leases for office space and equipment at December 31, 1997 are as follows:

                                                  Lease
           Year Ended December 31              Commitments
           ----------------------              -----------
              1998                              $  267,499
              1999                                 250,897
              2000                                 225,693
              2001                                 220,757
              2002 and Thereafter                1,314,585
                                                ----------

              Total                             $2,279,431
                                                ==========

         Total rental expense was $216,618 and $198,651 for the years ended December 31, 1997 and 1996, respectively.

         Lexington maintains a Trust Cash Fund with a no load mutual fund for the deposit of funds for customer investments and disbursement with the mutual fund. The following represents the account as of December 31, 1997 and 1996.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

                                            1997           1996
                                           -------       -------
         Total account balance             $29,758       $837,102
         Due to customers or investment     20,114        822,068
                                           -------       --------
         Mutual fund trust account         $ 9,644       $ 15,034
                                           =======       ========

Note 6 - TRANSACTIONS WITH RELATED PARTIES

         The Company provided administrative services to Vintage Advisers, Inc. ("Adviser") during the year. The revenue for these services was $355,092 and $500,313 for 1997 and 1996, respectively. At December 31, 1997 and 1996, the receivable from this affiliated company was $667,328 and $100,592 respectively.

         The Company had a note receivable from Adviser for $50,000 at December 31, 1997. The promissory note is due on demand with interest payable at prime plus two percent per annum. Interest received during the year ended December 31, 1997 was $5,640.

         Health leased part of its office to Lexington and other entities under a renewable one-year agreement, which amounted to $9,177 for 1997 and $15,500 for 1996. Health was reimbursed by Lexington for the use of supplies, equipment and employees costs and benefits expended in connection with Lexington's operations, which amounted to $141,000 and $66,000 for the years ended December 31, 1997 and 1996, respectively.

Note 7 - EMPLOYEE BENEFIT PLANS

         Unified and subsidiaries provide a defined contribution retirement plan which covers substantially all employees. Contributions to the plan are determined by the Board of Directors. During 1997 and 1996, expense of $-0- and $14,356, respectively, were provided in anticipation of contributions to be paid in 1998 and 1997.

         The Company also maintains a 401(k) plan to include matching for funds contributed into the Unified family of Mutual Funds or Series B Preferred Stock of the Company. The Company will match the employee's contribution up to fifty percent of the first six percent of the employee's pre-tax contribution. During 1997 and 1996, a consolidated expense for matching the 401(k) was $26,309 and $14,718, respectively.

Note 8 - INCOME TAXES

         Consolidated net operating loss carryforwards at December 31, 1997 amounted to approximately $13,300,000 expiring through 2008.

         Consolidated state of Indiana net operating loss carryforwards at December 31, 1997 amounted to approximately $12,100,000 and expire through 2008.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

         The Company utilized approximately $790,000 and $515,000 of net operating loss carryforwards during 1997 and 1996, respectively, to reduce current consolidated income tax expense of approximately $269,000 and $175,000, respectively, to zero.

         The Company records deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109. The deferred tax liability in the financial statements as of December 31, 1997 and 1996 are as follows:

                                                 1997            1996
                                               --------        --------
             Deferred tax asset                $  7,930        $  1,040
             Deferred tax liability             (33,430)        (19,080)
                                               --------        --------
             Net deferred tax liability        $(25,500)       $(18,040)
                                               --------        --------

         The components of income tax expense for the year ended December 31 is as follows:

                                                   1997            1996
                                                 -------         -------
         Current Income Tax
             Federal                             $35,708         $14,925
             State and Local                       9,792           5,475
                                                 -------         -------
                 Total current                    45,500          20,400
                                                 -------         -------

         Deferred Income Tax
             Federal                               4,800           7,025
             State and Local                       2,700           2,575
                                                 -------         -------
                 Total deferred                    7,500           9,600
                                                 -------         -------

                 Total Income Tax                $53,000         $30,000
                                                 =======         =======

Note 9 -  CAPITALIZED LEASE OBLIGATIONS

          Capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of December 31, 1997:

             Year Ending December 31,                 Amount
             ------------------------                 ------
                  1998                               $35,447
                  1999                                19,919
                  2000                                 2,461
                                                     -------

                  Total                               57,827

                  Less amount
                  representing interest                6,363
                                                     -------

                  Net present value                  $51,464
                                                     =======

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

          The Company acquired equipment through capital lease obligations in the amount of $24,190 and $35,063 during 1997 and 1996, respectively.

Note 10 - CASH SEGREGATED UNDER FEDERAL REGULATION

          Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, the Company calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of the customers on a periodic basis.
          The reserve requirement calculated by the Company was $-0-at December 31, 1997 and 1996. Balances segregated in excess of reserve requirements are not restricted.

Note 11 - NET CAPITAL REQUIREMENTS

          Management is subject to the Securities and Exchange Commission's "Uniform Net Capital Rule" (Rule 15c3-1), which requires the maintenance of minimum net capital, as defined, of 6
          2/3% of aggregate indebtedness or $250,000 and $50,000 at December 31, 1997 and 1996, respectively, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At December 31, 1997, Management had net capital of $382,441, which was $132,441 in excess of its required net capital of $250,000, and a net capital ratio of .547 to 1. At December 31, 1996,
          Management had net capital of $137,894, which was $87,894 in excess of its required net capital of $50,000, and a net capital ratio of 2.28 to 1.

Note 12 - MAJOR CLIENTS

          The individual subsidiaries and segments of the Company have major customers, which are not material to the consolidated operations and balance sheet.

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. Financial Accounting Standards Board ("FASB") Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

                                                                              1997                     1996
                                                                    -----------------------     -------------------
                                                                    Carrying        Fair        Carrying     Fair
              ($ in thousands)                                       Amount         Value        Amount      Value
                                                                    --------       --------     --------   --------
              Financial assets
              Cash and
                cash equivalents                                    $  605.7       $  605.7     $  538.0   $  538.0
              Investment in
                debt securities                                        958.6          975.2        803.0      790.3
              Investment in
                mutual funds                                           707.9          707.9        380.9      380.9
              Notes receivable                                          54.5           54.5         80.1       80.1
              Receivables
                (trade)                                              1,505.6        1,505.6        979.4      979.4
              Investment in
                affiliates                                             285.0          285.0        445.3      445.3
              Prepaid and
                sundry assets                                          141.0          141.0        130.9      130.9

             Financial liabilities
              Current
                liabilities                                          1,893.9        1,893.9      1,010.4    1,010.4
              Long-term
                capitalized
                lease obligations                                       21.4           21.4         32.7       32.7

          The carrying amounts shown in the above table are included in the statement of financial position under the indicated captions.

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash and cash equivalents, receivables, and current liabilities:
          ---------------------------------------------------------------
          The carrying amounts approximate fair value because of the short maturity of those instruments. Investment in money market mutual funds are treated as cash equivalents with maturities under 90 days.

          Long-term capitalized lease obligations:
          ---------------------------------------
          The fair value of the Company's long-term capitalized lease obligations is estimated based on the quoted market prices for similar issues.

          Investment in Affiliated Mutual Funds:
          -------------------------------------
          The carrying amount is determined by the net asset value daily pricing sheets (fair market value) as of the close of the markets on December 31.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

          Debt securities:
          ---------------
          The fair value of the Company's investments are estimated based on the quoted market price for similar issues. Long-term debt obligation is the estimate of borrowing required for planned purchases by the Company.

Note 14 - EQUITY IN AND INVESTMENT IN AFFILIATE

          The Company invested $598,000 for 10,000 shares (a 1/3 interest) of common stock of Vintage Advisers, Inc. (f/k/a Vintage Advisers, Inc.), a registered investment advisor under the Investment Advisers Act of 1940, as amended.

          The Company's share of equity investment in affiliate was $91,102 and $32,575 at December 31, 1997 and 1996, respectively. The Company used the equity method of accounting for its investment in affiliate for the years ended December 31, 1997 and 1996.

Note 15 - COMMON AND PREFERRED STOCK

          At a meeting of the stockholders of the Company on February 6, 1997, the Company's stockholders approved an amendment to its Certificate of Incorporation, as amended, that increased the par value of the Common Stock from no par value per share to $0.01 per share and increased the authorized number of shares to 25,000,000.

          On July 15, 1997, the Company declared and paid a stock dividend with respect to the Common Stock such that each issued share of Common Stock on such date was divided into a number of shares of Common Stock that was equal to a fraction, the numerator of which was 50,000 and the denominator of which was the number of issued and outstanding shares of Common Stock immediately prior to such division of shares. Upon payment of such stock dividend, the Company had 50,000 shares of its Common Stock outstanding.

          By unanimous written consent dated August 1, 1997, the stockholders of the Company approved an Amended and Restated Certificate of Incorporation of the Company that decreased the number of authorized shares of Common Stock to 10,000,000.

          In connection with the acquisition of Health on June 1, 1997, the Company issued 325,000 shares of its Common Stock as reflected in
          Note 2 of the notes to the financial statements.

          In connection with the acquisition of Lexington on December 31, 1997, the Company issued 80,008 shares of its Common Stock as reflected in Note 2 of the notes to the financial statements.

          Preferred Stock:
          ---------------
          The total preferred shares authorized for the Company is 1,000,000 with a par value of $0.01 per share of which 22,100 shares have been designated as follows:

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

                                                                                        Shares
                                             Shares         Issued and    Stated         Par
                                           Designated      Outstanding    Value         Value
                                           ----------      -----------    ------        ------
      Preferred Stock Series A               10,000           8,486        $100          $.01
      Preferred Stock Series B               10,000           8,583        $100          $.01
      Preferred Stock Series C                2,100               -        $100          $.01

          Required dividend payments on the Series A and Series B Preferred Stock are cumulative at 8% per annum of the stated value. The Company may not create any additional class or series of stock ranking or having a parity as to payment of dividends or as to liquidation preference, over or with the Series A or Series B Preferred Stock.

          In the event of non-payment of the cumulative preferred dividends, the preferred stockholders shall be entitled to vote on all matters presented to the stockholders of the Company, as provided for in the Amended and Restated Certificate of Incorporation of the Company.

          On August 1, 1997, the Board designated 2,100 shares of the Preferred Stock of the Company as Series C 6.75% Cumulative Convertible Preferred Stock.

Note 16 - INVESTMENTS IN DEBT SECURITIES

          Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital while trust assets under management do not exceed $100,000,000. When trust assets under management exceed $100,000,000, the capital requirement will be increased by $350,000. Lexington's intention is to hold the investments in debt securities to conform to this requirement.

          The marketable investments in debt securities and the amortized cost and fair market value of the investments as of December 31, 1997 and 1996 were as follows:

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

                                                         Maturity
                                                           Date                      Amortized    Unrealized     Market
Debt Security                                           MO DY  YR       Face Value     Cost       Gain (loss)     Value
                                                        ---------       ----------     ----       -----------     -----
   Federal Home Loan Mortgage Corporation
      REMIC 1675-P                                      10 15 2023       $100,000    $ 94,390       $ (3,272)   $ 91,118
      REMIC 1646-N                                      03 15 2023        200,000     189,498          6,884     196,382
      REMIC 1681-B                                      11 15 2023        220,000     211,574          7,856     219,430
      REMIC 1663-L                                      07 01 2073         40,000      39,163            494      39,657

   Federal National Mortgage Association
      REMIC 94-23-0                                     10 25 2007         97,000      89,208          4,119      93,327
      Note                                              03 06 2006         70,000      70,306           (322)     69,984

   Federal Home Loan Bank
      Note                                              12 29 2003         25,000      24,544            230      24,774

   U.S. Treasury
      Note                                              02 28 1999        100,000      99,329            484      99,813

   Tennessee Valley Authority
      Subordinated Debenture                            04 24 2002         25,000      25,000          1,125      26,125
   Cleveland Electric
      Illumination Company                              07 01 2013         60,000      65,101            496      65,597
   Wells Fargo Capital Bonds                            12 01 2026         50,491      50,491         (1,493)     48,998
                                                                         --------    --------       --------    --------

      Totals at December 31, 1997                                        $987,491    $958,604       $ 16,601    $975,205
                                                                         ========    ========       ========    ========

   Federal Home Loan Mortgage
      REMIC 1675-P                                      10 15 2023       $100,000    $ 94,313       $ (6,652)   $ 87,661
      REMIC 1646-N                                      03 15 2023        200,000     189,355         (2,697)    186,658
      REMIC 1681-B                                      10 15 2023        220,000     211,465         (2,551)    208,914


   Federal National Mortgage Association
      REMIC 94-23-0                                     10 25 2007         97,000      89,005            490      89,495
      Note                                              03 06 2006         70,000      70,325         (1,225)     69,100


   Federal Home Loan Bank
      Note                                              12 23 2003         25,000      24,487           (167)     24,320


   U.S. Treasury
      Note                                              02 28 1999        100,000      99,020            105      99,125


   Tennessee Valley Authority
      Subordinated Debenture                            04 24 2002         25,000      25,000              -      25,000
                                                                         --------    --------       --------    --------


      Totals at December 31, 1996                                        $837,000    $802,970       $(12,697)   $790,273
                                                                         ========    ========       ========    ========

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
                           --------------------------

Note 17 - SUBSEQUENT EVENTS

          Private Placement Offering
          Effective January 22, 1998, the Company commenced a private placement offering to sell a maximum of 600,000 shares of Common Stock. The first 400,000 shares offered are offered at a price of $25.00 per share and, upon acceptance by the Company of subscriptions for such 400,000 shares, the remaining 200,000 shares will be offered at a price of $27.50 per share. All of the common shares offered are being sold by the Company on a best efforts basis. There is no public market for any securities of the Company. There can be no assurance that a market will develop in the future. The offering will terminate on the earlier occurrence of (i) subscriptions for 600,000 shares having been accepted; or (ii) April 30, 1998; provided, however, the Company reserves the right either to extend the offering or to terminate it at any time, without notice, but in no event may the term of the offering be extended beyond June 30, 1998.

          Unified Investment Advisers, Inc.
          Unified Investment Advisers, Inc. ("Advisers") will become a wholly owned subsidiary of the Company upon surrender to Advisers by all stockholders of Advisers (other than the Company) of their capital stock of Advisers. The proposed stock surrender will occur upon approval of the proposed surrender by the shareholders of the Unified family of funds and upon receipt of required regulatory approval. It currently is anticipated that the transaction will occur by the end of the first quarter of 1998. Upon consummation of the stock surrender, the Company will own 100% of capital stock of Advisers.

          Resources Benefit Planners, Inc.
          On February 11, 1998, the Company entered into an agreement to acquire Resource Benefit Planners, Inc. ("RBP") located in Lexington, Kentucky. RBP is a professional services firm which provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. In connection with the acquisition, the Company will issue 12,000 shares of Common Stock in exchange for all the outstanding common stock of RBP. This acquisition will be accounted for under the pooling-of-interest method of accounting. At December 31, 1997, RBP had estimated total assets of approximately $295,000 and shareholder's equity of approximately $39,000.

          Preferred Stock-Series C
          The Company anticipates that, during the second quarter of 1998, Unified will issue approximately 2,100 shares of Series C
          6.75% Cumulative Preferred Stock to certain directors, executive officers and agents of the Company. The Company has received, but not yet accepted, subscriptions for all such shares. Each share of Series C Preferred Stock will be convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

          Not applicable.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

          Information regarding the Company's directors is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Item 1. Election of Directors" and is incorporated herein by reference. Information regarding the Company's executive officers is contained in this report under Item 4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

          Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

          Information regarding executive compensation is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Board of Directors and Committees," "Directors' Fees" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          Information regarding security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          Information regarding certain relationships and related transactions is contained in Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Committees," and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)   Exhibits:

      See Exhibit Index on page 39 hereto.

(b)   Reports on Form 8-K.

      The Company did not file any reports on Form 10-K during the quarter ended December 31, 1997.

                                 SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 25th day of March 1998.

                                 UNIFIED FINANCIAL SERVICES, INC.
                                 (Registrant)


                                 By /s/ Timothy L. Ashburn
                                    ------------------------------------------
                                    Timothy L. Ashburn, Chairman of the Board,
                                    President and Chief Executive Officer



                           POWER OF ATTORNEY

          We, the undersigned officers and directors of Unified Financial Services, Inc., hereby severally and individually constitute and appoint Timothy L. Ashburn and Thomas G. Napurano, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-KSB and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

      In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                         Title                          Date
      ---------                         -----                          ----

/s/ Timothy L. Ashburn         Chairman of the Board, President   March  25, 1998
-------------------------      and Chief Executive Officer
Timothy L. Ashburn



/s/ Lynn E. Wood               Director                           March 25, 1998
-------------------------
Lynn E. Wood



/s/ Thomas G. Napurano         Executive Vice President,          March 25, 1998
-------------------------      Chief Financial Officer
Thomas G. Napurano             and Director


/s/ Weaver H. Gaines           Director                           March  25, 1998
-------------------------
Weaver H. Gaines



/s/ Jack R. Orben              Director                           March  25, 1998
-------------------------
Jack R. Orben



/s/ Dr. Gregory W. Kasten      Director                           March  25, 1998
-------------------------
Dr. Gregory W. Kasten

                                         EXHIBIT INDEX

Ex. No.                                           Description
-------                                           -----------
   3.1(a)   Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit
            4.1(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended
            September 30, 1997, is incorporated herein by reference.

   3.1(b)   Certificate of Designations, Preferences, and Relative Rights, Qualifications and
            Restrictions of the Series A 8% Cumulative Preferred Stock of the Company, filed as
            Exhibit 4.1(b) to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

   3.1(c)   Certificate of Designations, Preferences, and Relative Rights, Qualifications and
            Restrictions of the Series B 8% Cumulative Preferred Stock of the Company, filed as
            Exhibit 4.1(c) to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

   3.1(d)   Certificate of Designations, Preferences, and Relative Rights, Qualifications and
            Restrictions of the Series C 6.75% Cumulative Convertible Preferred Stock of the
            Company, filed as Exhibit 4.1(d) to the Company's Quarterly Report on Form 10-QSB
            for the quarter ended September 30, 1997, is incorporated herein by reference.

   9.1      Unified Financial Services, Inc. Voting Trust dated October 10, 1997.

   3.2      By-laws of the Company, filed as Exhibit 4.2 to the Company's Quarterly Report on
            Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

   10.1     Agreement and Plan of Merger dated April 25, 1997 by and among the Company, HFI
            Acquisition Corporation, Health Financial, Inc. and Dr. Gregory W. Kasten, filed as
            Exhibit 2.1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.2     Amended and Restated Agreement and Plan of Merger dated as of April 25, 1997 by and among the Company, FLTC Acquisition Corporation, First Lexington Trust Company and
            Dr. Gregory W. Kasten, filed as Exhibit 2.2 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.3     Agreement and Plan of Merger dated as of May 8, 1997 by and among the Company, VAI
            Acquisition Corporation, Vintage Advisers, Inc. and Timothy L. Ashburn, filed as
            Exhibit 2.3 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.


   10.4     First Amendment to Agreement and Plan of Merger dated as of May 31, 1997 by and among the Company, HFI Acquisition Corporation, Health Financial, Inc. and Dr.
            Gregory W. Kasten, filed as Exhibit 2.4 to Amendment No. 1 to the Company's
            Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.5     Termination Agreement dated as of December 1, 1997 by and among the Company, VAI
            Acquisition Corporation, Vintage Advisers, Inc. and Timothy L. Ashburn, filed as
            Exhibit 2.5 to Amendment No. 1 to the Company's Registration Statement on Form
            10 SB, is incorporated herein by reference.

   10.6     Release and Surrender Agreement dated as of December 1, 1997 by and among the
            Company, Vintage Advisers, Inc., Timothy L. Ashburn and Jack R. Orben, filed as
            Exhibit 2.6 to Amendment No. 1 to the Company's Registration Statement on Form
            10-SB, is incorporated herein by reference.

   10.7     Employment Agreement dated as of June 1, 1997 by and between Health Financial, Inc.
            and Dr. Gregory W. Kasten, filed as Exhibit 10.1 to Amendment No. 1 to the
            Company's Registration Statement on Form 10-SB, is incorporated herein by reference.<F*>

   10.8     Business Loan Agreement dated as of September 10, 1997 by and between the Company and Bank One, Indiana, N.A., filed as Exhibit 10.2 to Amendment No. 1 to the
            Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.9     Commercial Security Agreement dated as of September 10, 1997 by and between the
            Company and Bank One, Indiana, N.A., filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.10    Promissory Note dated as of September 10, 1997 issued by the Company in favor of
            Bank One, Indiana, N.A., filed as Exhibit 10.4 to Amendment No. 1 to the Company's
            Registration Statement on Form 10-SB, is incorporated herein by reference.

   11.1     Computation of Per Share Earnings.

   21.1     List of Subsidiaries.

   24.1     Power of Attorney (included on signature page hereto).

   27.1     Financial Data Schedule (December 31, 1997)

   27.2     Restated Financial Data Schedule (September 30, 1997)<F**>



   27.3     Restated Financial Data Schedule (June 30, 1997)<F**>

   27.4     Restated Financial Data Schedule (March 31, 1997)<F**>

   27.5     Restated Financial Data Schedule (December 31, 1996)<F**>

   27.6     Restated Financial Data Schedule (September 30, 1996)<F**>

   27.7     Restated Financial Data Schedule (June 30, 1996)<F**>

   27.8     Restated Financial Data Schedule (March 31, 1996)<F**>

   27.9     Restated Financial Data Schedule (December 31, 1995)<F**>

--------------------
<F*>  Management contract or compensatory plan or arrangement.

<F**> Exhibits 27.2 through 27.9 represent previously filed Financial
      Data Schedules that have been restated to give effect to the acquisition by the Company of First Lexington Trust Company, which acquisition was consummated on December 31, 1997 and accounted for under the pooling-of-interests method of accounting.