Form 10QSB
period 1998-03-31
UNIFIED FINANCIAL SERVICES INC
filed 1998-05-15
CIK 1033926

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              FORM 10-QSB


            Quarterly report under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934


              For the quarterly period ended March 31, 1998


                     Commission file number: 0-22629


                    UNIFIED FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)


              Delaware                              35-1797759
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)


             431 North Pennsylvania Street
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

As of May 7, 1998, the registrant had outstanding 1,276,100 shares of Common Stock, $.01 par value.

                              TABLE OF CONTENTS
                                                                          Page
                                                                          ----
PART I.     FINANCIAL INFORMATION                                           3

Item 1.     Financial Statements                                            3

            Consolidated Balance Sheets                                     3

            Consolidated Statements of Income                               5

            Consolidated Statements of Cash Flows                           7

            Notes to Consolidated Financial Statements                      9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            15

            Overview                                                       15

            Comparison of Results for the Three Months Ended
            March 31, 1998 and 1997                                        16

            Liquidity and Capital Resources                                17

PART II.    OTHER INFORMATION                                              17

Item 3.     Changes in Securities and Use of Proceeds                      17

Item 4.     Submission of Matters to a Vote of Securityholders             17

Item 6.     Exhibits and Reports on Form 8-K                               17

SIGNATURE PAGE                                                             18

EXHIBIT INDEX                                                              19

PART I.     FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS:

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
                                                                                 March 31,             December 31,
                                                                                   1998                   1997
                                                                                -----------            ------------
                                                                                (unaudited)
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                                                    $1,142,926              $  605,654
   Investments in affiliated mutual funds                                          481,658                 520,334
   Investments in non-affiliated mutual funds                                      205,940                 187,603
   Note receivable - affiliated company                                                 --                  50,000
   Note receivable - non-affiliated company                                             --                   4,502

   Accounts receivable (net of allowance for
      doubtful accounts of $2,041)                                               1,322,052               1,505,600

   Prepaid and sundry assets                                                       173,195                 141,042
                                                                                ----------              ----------

Total current assets                                                             3,325,771               3,014,735
                                                                                ----------              ----------

NON-CURRENT ASSETS:
   Investment in debt securities                                                   888,525                 958,604
   Organization cost of net accumulated
      amortization of $192,995 and
      $6,900, respectively                                                         396,449                   2,100
   Equity in and advances to affiliate                                                  --                 284,994
   Notes receivable, net of current maturity                                            --                   8,090

FIXED ASSETS, at cost:
   Equipment and furniture (net of accumulated
      depreciation of $651,709 and $590,887,
      respectively)                                                                580,466                 590,059
   Capitalized leased equipment (net of accumulated
      depreciation of $61,976 and $55,465,
      respectively)                                                                 68,251                  74,762
                                                                                ----------              ----------

Total non-current and fixed assets                                              $1,933,691              $1,918,609

Total assets                                                                    $5,259,462              $4,933,344
                                                                                ==========              ==========

See notes to consolidated financial statements.



                                                                                 March 31,             December 31,
                                                                                   1998                    1997
                                                                                 ---------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Current portion of capitalized leases                                        $   22,200              $   30,090
   Current portion of bank, line-of-credit                                          86,154                  30,719
   Accounts payable and accrued liabilities                                        851,793                 617,637
   Accrued compensation and benefits                                               268,908                 162,273
   Payable to broker/dealers                                                       293,889                 274,046
   Income taxes payable                                                              5,548                  14,355
   Deferred income taxes                                                            59,918                  24,700
   Other liabilities                                                               724,449                 740,055
                                                                                ----------              ----------

Total current liabilities                                                        2,312,859               1,893,875
                                                                                ----------              ----------

LONG-TERM LIABILITIES:
   Long-term capitalized leases, net of current portion                             15,480                  21,374
   Bank line of credit, net of current portion                                     258,462                  92,158
   Deferred income taxes                                                               800                     800
                                                                                ----------              ----------

Total long-term liabilities                                                        274,742                 114,332
                                                                                ----------              ----------

Total liabilities                                                                2,587,601               2,008,207
                                                                                ----------              ----------

Commitments and contingencies

Stockholders' equity:
   Common Stock, par value $.01 per share, authorized
      10,000,000 shares; outstanding 1,046,976 and
      1,027,776 shares, respectively                                                14,970                  14,778
   Preferred Stock Series A, par value $.01 per share,
      authorized 10,000 shares; outstanding 8,486 shares                             8,486                   8,486
   Preferred Stock Series B, par value $.01 per share,
      authorized 10,000 shares; outstanding 8,583 shares                             8,583                   8,583
   Preferred Stock Series C, par value $.01 per share,
      authorized 2,100 shares; outstanding 0 shares                                     --                      --
   Additional paid-in capital                                                    2,157,716               1,977,788
   Retained earnings                                                               482,106                 915,502
                                                                                ----------              ----------
Total stockholders' equity                                                       2,671,861               2,925,137
                                                                                ----------              ----------

Total liabilities and stockholders' equity                                      $5,259,462              $4,933,344
                                                                                ==========              ==========

See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                                                                                        Three Months Ended
                                                                                 ---------------------------------
                                                                                 March 31,               March 31,
                                                                                   1998                    1997
                                                                                 ---------               ---------
REVENUE:
   Brokerage                                                                    $  747,824              $  659,966
   Fund services                                                                   237,482                 400,530
   Investment advisory                                                             678,169                 352,879
   Trust and administration services                                               306,791                  71,703
   Software and programming                                                          8,851                  47,198
   Other income                                                                     63,445                  40,039
                                                                                ----------              ----------

Total gross revenue                                                              2,042,562               1,572,315
                                                                                ----------              ----------

COST OF SALES:
   Brokerage revenue charges                                                       513,208                 435,895
   Investment fees                                                                  36,967                  17,828
   Administration fees                                                              17,986                  15,349
                                                                                ----------              ----------

Total cost of sales                                                                568,161                 469,072
                                                                                ----------              ----------

Gross profit                                                                     1,474,401               1,103,243
                                                                                ----------              ----------

EXPENSES:
   Employee compensation and benefits                                              666,283                 748,626
   Brokerage operating charges                                                      80,884                  69,957
   Fund services operating charges                                                  17,928                  56,999
   Mail and courier service                                                         21,714                  10,387
   Telephone                                                                        24,049                  32,286
   Equipment rental and maintenance                                                 32,373                  19,810
   Occupancy                                                                        70,019                  48,351
   Depreciation                                                                     72,755                  48,298
   Other operating expenses                                                        222,141                 119,786
                                                                                ----------              ----------

Total expenses                                                                   1,208,146               1,154,500
                                                                                ----------              ----------

Income from operations                                                             266,255                 (51,257)
                                                                                ----------              ----------

OTHER INCOME (LOSS):
   Unrealized gain or (loss) on securities                                          36,397                  (5,192)
   Realized gain on securities                                                       5,336                      --
   Results of loss of affiliate                                                    (39,945)                (14,414)
   Gain on sale/disposal or fixed assets                                             5,283                      --
                                                                                ----------              ----------

Total other income (loss)                                                            7,071                 (19,606)
                                                                                ----------              ----------

INCOME BEFORE INCOME TAXES                                                         273,326                 (70,863)



INCOME TAXES:
   Current                                                                      $      600              $      600
   Deferred                                                                         (5,886)                  3,675
                                                                                ----------              ----------

NET INCOME                                                                      $  278,612              $  (75,138)
                                                                                ==========              ==========

Preferred dividends                                                             $   34,418              $   34,325
Income available to common stockholders                                            244,194                (109,463)
                                                                                ==========              ==========

Per share data:
Weighted average common shares outstanding:
   Basic                                                                         1,040,416                 455,008
   Diluted                                                                       1,046,976               1,027,776
Earnings per share of common stock:
   Basic                                                                        $     0.23              $    (0.24)
                                                                                ==========              ==========
   Diluted                                                                            0.23                   (0.11)
                                                                                ==========              ==========

See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                ----------------------------------
                                                                                   1998                    1997
                                                                                ----------               ---------
OPERATING ACTIVITIES:
--------------------
   Net income                                                                   $  278,552               $ (75,138)
   Adjustments to reconcile net income to
      Net cash provided by operating activities:
        Deferred income taxes                                                       (6,080)                 (1,154)
        Depreciation and amortization                                               72,755                  48,298
        Amortization of bond discount                                                 (222)                     --
        Unrealized gain (loss) on investments                                      (36,397)                  5,192
        Results from affiliates                                                     39,945                  14,414
          Gain (loss) on sale/disposal of fixed assets                              (5,283)                     --
        Excess of net assets of Unified Investment
          Advisors, Inc.                                                          (814,347)                     --
        Changes in assets and liabilities:
          Receivables                                                              409,608                  96,149
          Prepaid and sundry assets                                                (32,153)                  6,501
          Accounts payable and accrued expenses                                    152,305                (132,462)
          Accrued compensation and benefits                                         94,686                 (30,078)
          Payable to broker/dealers                                                 19,843                  46,392
          Accrued income taxes                                                      (8,807)                 (6,735)
          Other liabilities                                                        (97,753)                109,742
                                                                                ----------               ---------

Net cash from operating activities                                                  66,652                  81,121
                                                                                ----------               ---------

INVESTING ACTIVITIES:
--------------------
   Purchase of equipment                                                           (18,336)                (34,873)
   Proceeds from sale of fixed assets                                                9,968                      --
   Proceeds from notes receivable                                                       --                   1,262
   Investments in mutual funds                                                      56,736                      --
   Investments in debt securities                                                   70,301                      --
                                                                                ----------               ---------

Net cash from investing activities                                                 118,669                 (33,611)
                                                                                ----------               ---------

FINANCING ACTIVITIES:
--------------------
   Dividends to preferred stockholders                                             (34,418)                (34,873)
   Proceeds from issuance of common stock                                          180,000                   2,553
   Repayment of borrowing                                                           (7,680)                     --
   Borrowings bank line-of-credit                                                  229,419                      --
   Repayment of capitalized lease obligations                                      (13,784)                 10,787
                                                                                ----------               ---------

Net cash from financing activities                                                 353,537                 (42,559)
                                                                                ----------               ---------

Net increase in cash and cash equivalents                                          538,858                   4,951



Cash and cash equivalents, beginning of period                                     604,068                 538,030
                                                                                ----------               ---------

Cash and cash equivalents, end of period                                        $1,142,926               $ 542,981
                                                                                ==========               =========

Supplementary information
   Interest paid                                                                $    8,923               $   1,317
                                                                                ==========               =========
   Income taxes paid                                                            $    8,807               $   4,500
                                                                                ==========               =========

See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

1.    BASIS OF PRESENTATION

            The accompanying consolidated financial statements include the accounts of Unified Financial Services, Inc., a Delaware corporation ("Unified" or the "Company"), and its subsidiaries: Unified Management Corporation, Unified Funds Services, Inc., Health Financial, Inc., First Lexington Trust Company, Resource Benefit Planners, Inc., Unified Investment Advisers, Inc. and Unified Internet Services, Inc. Unless the context otherwise indicates, references to "Unified" or the "Company" include Unified and its subsidiaries.

            Unified Management Corporation ("Management"), an Indiana corporation, is a registered broker dealer under the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc.

            Unified Funds Services, Inc. ("Services"), an Indiana corporation, is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and provides investment advisory, transfer agent, dividend disbursing, transfer agency system software licensing and fund accounting services to investment companies.

            Health Financial, Inc. ("Health"), a Kentucky corporation, is an investment advisory business providing services to trusts, retirement plans, business and individuals located primarily in Kentucky.

            First Lexington Trust Company ("Lexington"), a Kentucky corporation, is a non-bank affiliated trust company that is regulated by the Department of Financial Institutions, Commonwealth of Kentucky. Lexington received its trust charter in March of 1994.

            On March 10, 1998, the Company acquired Resource Benefit Planners, Inc. ("Resource Benefit Planners"). Resource Benefit Planners, a Kentucky corporation, is a professional services firm that provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. The Company issued 12,000 shares of common stock, $0.01 par value, of the Company ("Common Stock") in exchange for all the outstanding common stock of Resource Benefit Planners. As of March 10, 1998, Resource Benefit Planners reported total assets of $282,724 and shareholder's equity of $37,543.

            On March 31, 1998, Unified Investment Advisers, Inc. ("Advisers") became a wholly owned subsidiary of the Company upon surrender to Advisers by all stockholders of Advisers (other than the Company) of their capital stock of Advisers. The stock surrender occurred upon approval by the stockholders of the Unified family of mutual funds and upon receipt of the required regulatory approval. As of March 31, 1998, Advisers reported total assets of $617,773 and shareholders' equity of $(469,548).

            In March 1998, the Company formed Unified Internet Services, Inc. ("Unified Internet Services"), an Indiana corporation, to develop the Company's website, website television programming and its proprietary search engine for the financial services industry. It currently is anticipated that Unified Internet Services will develop the Company's other industry-related internet products, including an interactive "switch" that will allow consumers access to the Company's products via their television, cable and satellite stations. The anticipated development is expected to be completed by the end of 1999.

            The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included herein and are of a normal recurring nature. The 1998 consolidated financial statements of the Company give effect to the acquisition by the Company of Resource Benefit Planners on March 10, 1998, which transaction was accounted for under the pooling-of-interest method of accounting. Due to the immateriality of the financial condition and results of operations of Resource Benefit Planners to the Company, the consolidated financial statements of the Company as of and for the three years ended December 31, 1997 have not been restated to give effect to the acquisition of Resource Benefit Planners. The results of operations of Resource Benefit Planners have been included in the Company's consolidated financial statements since January 1, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1998.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

            The consolidated financial statements include the accounts of the Company, Management, Services, Health, Lexington, Resource Benefit Planners, Advisers and Unified Internet Services. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

            Effective March 10, 1998, the Company acquired Resource Benefit Planners in a transaction accounted for under the pooling-of-interests method of accounting. Due to the immateriality of the financial condition and results of operations of Resource Benefit Planners to the Company, the consolidated financial statements of the Company as of and for the three years ended December 31, 1997 have not been restated to give effect to the acquisition of Resource Benefit Planners. The results of operations of Resource Benefit Planners have been included in the Company's consolidated financial statements since January 1, 1998. In connection with such acquisition, the Company issued 12,000 shares of Common Stock.

            Effective March 31, 1998, Advisers became a wholly owned subsidiary of the Company upon surrender to Advisers of all the capital stock of Advisers by all stockholders of Advisers (other than the Company). Prior to the surrender of capital stock to Advisers, the Company accounted for its 33.3% ownership in Advisers on the equity method of accounting. Advisers reported gross revenue for the four months (Advisers' fiscal year end is November 30) ended March 31, 1998 of $146,519 and loss for the period of $195,967. Advisers reported total assets as of March 31, 1998 of $617,773 and shareholders' equity of $(469,548).

      Fees and Commissions

            The Company records revenue on the accrual basis of accounting. For the brokerage operations, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon the trade date. The investment advisory business revenue, as well as the investment adviser fees earned by third party advisors, is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisors are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The fund services operation provides administrative and investment services to investment companies and separate accounts. Revenue is recorded as it is earned per month based upon accounts and account balances. In connection with this, the Company earns income on the accounts established to transfer these funds for customers.

      Property and Equipment

            The property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is computed on the straight-line or using accelerated methods over the estimated useful lives of the assets for financial statement purposes.

      Investments and Investment in Debt Securities

            Investments, which consists primarily of an investment in a mutual fund (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the statement of operations as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital as long as trust assets under management do not exceed $100,000,000. When trust assets under management exceed $100,000,000, the capital requirement will be increased by $350,000. Currently, Lexington has approximately $55,000,000 of trust assets under management.

      Income Taxes

            The Company files consolidated federal and state income tax returns with its subsidiaries. Resource Benefit Planners, prior to its acquisition by the Company, filed as an S-corporation. Therefore, federal and state taxable income and losses were passed through to its stockholders. Subsequent to its acquisition by the Company, Resource Benefit Planners will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

            The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires use of the liability method of accounting for deferred income taxes.

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

      Statements of Cash Flows

            For purposes of the statements of cash flows, the Company considers all liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains money market investments that are not insured by the Federal Deposit Insurance Corporation (the "FDIC") and bank accounts that periodically exceed the FDIC insurance limit during the year.

      Financial Statement Presentation

            Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3.    OPTIONS

            On February 25, 1998, the Company adopted, subject to approval by the stockholders of the Company, the Unified Financial Services, Inc. 1998 Stock Incentive Plan (the "Plan") which provides for the granting of stock options and other stock-based awards. The total number of shares of Common Stock issuable under the Plan is not to exceed 1,500,000 shares, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar change generally affecting stockholders of the Company. Of these 1,500,000 shares of stock, no more than 250,000 shares may be issued to participants in the Plan in any plan year.

            Under the terms of the Plan, employees, directors, advisors and consultants of the Company and its subsidiaries will be eligible to receive: (a) Incentive Stock Options; (b) Nonqualified Stock Options;
      (c) Stock appreciation Rights ("SAR"); (d) Restricted Stock; (e) Restricted Stock Units; and/or (f) Performance Awards. As of March 31, 1998, no awards had been made pursuant to the Plan.

4.    FINANCING

            The Company obtained a line of credit financing totaling a maximum borrowing capacity of five hundred thousand dollars ($500,000) for the purpose of purchasing various communication and computer hardware and software to support future operating needs. As of March 31, 1998, the amount outstanding under this credit financing was $344,616. The financing converts to a four-year term loan payable in equal monthly principal payments plus interest at 0.5% above bank prime rate. Property, supplies, inventory and intangible assets of the Company are security for this financing.

5.    COMMITMENTS AND CONTINGENCY

            The Company, through its subsidiary, Management, leases its corporate headquarters and administrative office facilities located at 431 North Pennsylvania Street, Indianapolis, Indiana, which facility has approximately 10,820 square feet, and is leased pursuant to an operating lease expiring in 2007. The lease includes provisions for adjustment of operating costs and real estate taxes. Such obligations are allocated between the Company and Management based on estimated usage. The Company also maintains administrative offices at the corporate offices of Lexington, Health and Resource Benefit Planners, each of which is located at 2353 Alexandria Drive, Suite 100, Lexington, Kentucky.

            The aggregate minimum rental commitments required under operating leases for office space and equipment at March 31, 1998 were as follows:

        For the Twelve Months Ended
                  March 31                    Amount
        ---------------------------         ----------
                  1999                      $  297,270
                  2000                         254,551
                  2001                         254,551
                  2002                         216,322
                  Thereafter                 1,281,629
                                            ----------
                     Total                  $2,304,323
                                            ==========

            Total rental expense was $70,019 and $49,358 for the three months ended March 31, 1998 and 1997, respectively.

6.    CAPITALIZED LEASE OBLIGATIONS

            The Company's capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of March 31, 1998:

        For the Twelve Months Ended
                  March 31                                    Amount
        ---------------------------                           -------
                  1999                                        $25,618
                  2000                                         16,559
                                                              -------
                     Total                                     42,177

                     Less amount representing interest          4,497
                                                              -------

                  Net present value                           $37,680
                                                              =======

            The Company did not acquire any capital lease obligations during the three months ended March 31, 1998 and 1997.

7. CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS FOR UNIFIED MANAGEMENT CORPORATION

            Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission (the "SEC"), the Company calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement calculated by the Company was $0 at March 31, 1998. Balances segregated in excess of reserve requirements are not restricted.

            The Company is subject to the SEC's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of 6-2/3% of aggregate indebtedness or $50,000, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At March 31, 1998, the Company had net capital of $304,585, which was in excess of its required net capital of $50,000, and a net capital ratio of 1.09 to 1 at March 31, 1998.

8.    COMMON AND PREFERRED STOCK

      Common Stock:

      Acquisition of Resource Benefit Planners, Inc.

            The Company has 10,000,000 authorized shares of Common Stock. In connection with the acquisition of Resource Benefit Planners on March 10, 1998, the Company issued 12,000 shares of Common Stock as reflected in Note 1 of the notes to the financial statements.

      Private Placement Offering

            Effective January 22, 1998, the Company commenced a private placement offering to sell a maximum of 600,000 shares of Common Stock. The first 400,000 shares offered are offered at a price of $25.00 per share and, upon acceptance by the Company of subscriptions for such 400,000 shares, the remaining 200,000 shares will be offered at a price of $27.50 per share. All of the shares of Common Stock offered in the private placement are being sold by the Company on a best efforts basis. There is no public market for any securities of the Company. There can be no assurance that a market will develop in the future.
      The offering will terminate on the earlier occurrence of: (i) subscriptions of 600,000 shares of Common Stock having been accepted; or (ii) June 30, 1998.

            As of March 31, 1998, the Company had accepted subscriptions for 7,200 shares of Common Stock pursuant to the private placement.

      Preferred Stock:

            As of March 31, 1998, the total preferred shares authorized for the Company was 1,000,000 with a par value of $0.01 per share of which 22,100 shares were designated as follows:

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

            On August 1, 1997, the Board designated 2,100 shares of the Preferred Stock of the Company as Series C 6.75% Cumulative Convertible Preferred Stock.

9.    SUBSEQUENT EVENT

      Series A and Series B Preferred Stock Redemption:

            On February 20, 1998, the Board of Directors approved the redemption of the outstanding Series A and Series B Preferred Stock of the Company, effective as of April 25, 1998. Total consideration of $1,738,326, consisting of principal and accrued interest, was paid to the holders of the Series A and Series B Preferred Stock in connection with the redemption of such shares.

      Series C Preferred Stock Issuance:

            In May 1998, the Company issued 2,100 shares of Series C 6.75% Cumulative Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company was organized December 7, 1989. As of March 31, 1998, Unified owned all of the capital stock of Management, Indianapolis, Indiana, a licensed National Association of Securities Dealers, Inc. and registered broker-dealer, Services, Indianapolis, Indiana, a registered investment adviser and transfer agent, Health, Lexington, Kentucky, a registered investment adviser, Lexington, Lexington, Kentucky, a non-bank affiliated trust company that is regulated by the Department of Financial Institutions, Commonwealth of Kentucky, Unified Internet Services, Indianapolis, Indiana, an internet services company, Resource Benefit Planners, Lexington, Kentucky, a professional services firm, Advisers, a mutual fund advisory firm, HFI Acquisition Corporation, a Kentucky corporation ("HFAC"), and VAI Acquisition Corporation, a Delaware corporation ("VAC"). Each of HFAC and VAC currently does not conduct any operations. Reference in this filing to the "Company" or "Unified" includes Unified and its wholly owned subsidiaries.

      The Company provides management services, working capital and equipment for its wholly owned financial services subsidiaries. The Company's principal business is providing for its subsidiaries a platform for attaining and maintaining vertical integration in the financial services industry by means of an aggressive merger and acquisition program featuring stock-for-stock pooling of interests transactions and providing management services and equipment for its wholly owned subsidiaries, which, in turn, concentrate their services over the following lines of business in the financial services industry: mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution;
brokerage and securities services, including third-party introduced clearing services; investment advisory and asset management services for various asset management categories and objectives; tax-free reorganizations, consolidations and start-ups of small mutual funds; certain non-bank custodial services; trust and retirement services; qualified plan services, including plan participant education; internal and external proprietary product and systems development for the mutual fund industry; asset allocation services; and financial services institutions, predominately mutual funds, including the Unified Funds, a family of four no-loan mutual funds sponsored by Advisers.

      The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this quarterly report on Form 10-QSB, including the Company's unaudited, consolidated financial statements and accompanying notes thereto.

Comparison of Results for the Three Months Ended March 31, 1998 and 1997

      Total revenue for the three months ended March 31, 1998 increased $470,247, or 29.9%, as compared to the same period of 1997. For such periods, revenue from investment advisory and trust and administration services increased 132% from $424,582 to $984,960. The increase in these revenues was due to the growth in assets under management. Software and programming and fund services revenue were partially offset by the increase in brokerage revenue.

      Gross profit of $1,474,401 for the three months ended March 31, 1998 increased $371,158, or 33.6%, as compared to the same period of 1997. For such periods, gross profit as a percentage of revenue increased to 72.2% from 70.2%. Investment advisory and trust and administration gross profit percentage improvements more than offset the slightly higher increase in brokerage revenue charges.

      Expenses for the three months ended March 31, 1998 as compared to the same period of 1997 increased 4.6% from $1,154,500 to $1,208,146, respectively. For such periods, as a percentage of total revenue, expenses decreased from 73.4% to 59.1%, primarily due to the increase in revenue coupled with lower employee compensation expense and fund services operating charges, which were partially offset by an increase in other expenses.

      The increase in the securities market is reflected in the improvement of other income from the gain on unrealized and realized security transactions more than offsetting Unified's portion of the loss at Advisers through March 31, 1998.

      Net income for the first quarter of 1998 was $278,612, which compares favorably to the loss of $75,138 during the first quarter of 1997. Such improvement was a result of the increased assets under management which resulted in higher revenue, lower cost of sales, expenses, which are relatively fixed, and the growth in the stock market during the first quarter of 1998.

Liquidity and Capital Resources

      The Company's primary sources of liquidity historically has been and continues to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net increase in cash and cash equivalents during the first quarter of 1998 from year end 1997 was $538,858. The principal increase reflects bank borrowing for equipment of $229,419 and private placement proceeds received as of March 31, 1998 of $180,000.

      The Company is attempting to raise approximately $15.5 million of additional capital through a private placement offering. On April 25, 1998, the Company utilized approximately $1.7 million of such proceeds from the private placement to redeem the outstanding shares of Series A and Series B Preferred Stock. Pending usage, the Company may invest the net proceeds in its own no-load mutual fund portfolios. As of May 7, 1998, the Company had accepted subscriptions for 236,324 shares of Common Stock, for total consideration of $5,908,100.

                                   *   *   *

      The forward-looking statements contained in this report are inherently subject to risks and uncertainties. The Company's actual results could differ materially from those in the forward-looking statements. Potential risks and uncertainties include a number of factors, including the Company's ability to manage rapid growth, economic conditions generally and in particular those affecting bond and securities markets. An increase in federal and state regulation of the mutual fund industry or the imposition of regulatory penalties also could have an effect on operating results of the Company.

PART II.    OTHER INFORMATION

Item 3.     Changes in Securities and Use of Proceeds

      For the three months ended March 31, 1998, the only sales of the Company's securities were: (i) 12,000 shares of Common Stock issued in connection with the acquisition of Resource Benefit Planners (such shares were issued in exchange for all the outstanding capital stock of Resource Benefit Planners); and (ii) 7,200 shares of Common Stock issued by the Company in connection with a private offering of up to 600,000 shares of Common Stock, at an offering price of $25.00 per share. All shares of stock issued by the Company during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Commission.

Item 4.     Submission of Matters to a Vote of Securityholders

      Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits:  See Exhibit Index on page 19 hereof.
      --------

(b)   Reports on Form 8-K:  On January 14, 1998 and January 29, 1998, the
      -------------------
Company filed Current Reports on Form 8-K to report the acquisition by the Company of Lexington and the name change of the Company to "Unified Financial Services, Inc." from "Unified Holdings, Inc.," respectively.
In connection with the acquisition of Lexington on December 31, 1998, the Company issued 80,008 shares of Common Stock in exchange for all the outstanding capital stock of First Lexington. The name change of the Company was effective January 23, 1998.

                                SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    UNIFIED FINANCIAL SERVICES, INC
                                        (Registrant)



Dated: May 11, 1998                 By: /s/  Timothy L. Ashburn
                                        ----------------------------------------
                                        Timothy L. Ashburn
                                        Chairman, President and Chief Executive
                                        Officer

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.             Description
-----------             -----------

11.1                    Computation of Net Income Per Common Share.

27.1                    Financial Data Schedule (March 31, 1998).

27.2                    Restated Financial Data Schedule (March 31, 1997).