Form 10QSB
period 1998-06-30
UNIFIED FINANCIAL SERVICES INC
filed 1998-08-12
CIK 1033926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998


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



                        429-431 North Pennsylvania Street
                              Indianapolis, Indiana               46204-1873
                     (Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code:  (317) 634-3301

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

Yes [ X ]  No [   ]


On July 23, 1998, the registrant had 1,460,714 outstanding shares of Common Stock, $.01 par value.



                                TABLE OF CONTENTS


                                                                                                   Page
  PART I.           FINANCIAL INFORMATION

  Item 1.           Financial Statements:

                    Consolidated Balance Sheets                                                       3

                    Consolidated Statements of Income                                                 5

                    Consolidated Statements of Cash Flows                                             6

                    Notes to Consolidated Financial Statements                                        7

  Item 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations:

                    Overview                                                                         13

                    Comparison of Results for the Six Months Ended June 30,
                    1998 and 1997                                                                    13

                    Comparison of Results for the Quarter Ended June 30, 1998 and
                    1997                                                                             14

                    Liquidity and Capital Resources                                                  14

  Part II.          OTHER INFORMATION

  Item 1.           Legal Proceedings                                                                15

  Item 2.           Changes in Securities and Use of Proceeds                                        15

  Item 3.           Defaults Upon Senior Securities                                                  15

  Item 4.           Submission of Matters to a Vote of Security Holders                              15

  Item 5.           Other Information                                                                16

  Item 6.           Exhibits and Reports on Form 8-K                                                 16

  SIGNATURE PAGE                                                                                     17

  EXHIBIT INDEX                                                                                      18


            Part 1.      FINANCIAL INFORMATION

            Item 1.      FINANCIAL STATEMENTS:



            UNIFIED FINANCIAL SERVICES, INC.
            CONSOLIDATED BALANCE SHEETS



                                                                             June 30,1998                  Dec 31,1997
                                                                             ------------                  -----------
                                                                              (unaudited)

            ASSETS:
            CURRENT ASSETS:
                Cash and cash equivalents                                  $     8,646,373             $       605,654
                Investments in affiliated mutual funds                             474,168                     520,334
                Investments in non-affiliated mutual funds                         204,830                     187,603
                Notes receivable, affiliated company                                     -                      50,000
                Notes receivable                                                         -                       4,502

                Accounts receivable (net of allowance for
                     doubtful accounts of $2,041 for 1998 and 1997)              1,631,525                   1,505,600

                Prepaid and sundry assets                                          145,707                     141,042
                                                                             --------------              --------------
                     Total current assets                                       11,102,603                   3,014,735
                                                                             --------------              --------------

            NON-CURRENT ASSETS:
                Investment in debt securities                                      864,175                     958,604
                Organization cost net of accumulated amortization
                     of $213,295 and $4,900, respectively                          376,150                       2,100
                Equity in and advances to affiliates                                     -                     284,994
                Notes receivable, net of current maturity                                -                       8,090

            FIXED ASSETS, AT COST:
                Equipment and furniture (net of accumulated
                     depreciation of $802,354 and $590,887, respectively)          582,621                     590,059
                Capitalized leased equipment (net of accumulated
                     depreciation of $18,845 and $55,465, respectively)             40,464                      74,762
                                                                             --------------              --------------
                                                                                   623,085                     664,821
                                                                             --------------              --------------

                     Total non-current and fixed assets                          1,863,410                   1,918,609
                                                                             --------------              --------------

                     TOTAL ASSETS                                          $    12,966,013             $     4,933,344
                                                                             ==============              ==============

            See notes to consolidated financial statements.


           UNIFIED FINANCIAL SERVICES, INC.
           CONSOLIDATED BALANCE SHEETS



                                                                               June 30,1998               Dec 31,1997
                                                                               ------------               -----------
                                                                                (unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY:
           CURRENT LIABILITIES:
               Current portion of capitalized leases                          $      18,746             $      30,090
               Current portion of bank, line-of-credit                               30,719                    30,719
               Accounts payable and accrued expenses                                728,610                   617,637
               Accrued compensation and benefits                                    292,041                   162,273
               Payable to broker/dealers                                            337,659                   274,046
               Income taxes payable                                                   5,548                    14,355
               Deferred income taxes                                                 59,918                    24,700
               Other liabilities                                                  1,115,477                   740,055
                                                                                ------------              ------------

                   Total current liabilities                                      2,588,718                 1,893,875
                                                                                ------------              ------------

           LONG-TERM LIABILITIES:
               Long-term capitalized lease obligations, net of current portion       10,860                    21,374
               Bank line-of-credit, net of current portion                          306,217                    92,158
               Deferred income taxes                                                    800                       800
                                                                                ------------              ------------

                   Total long-term liabilities                                      317,877                   114,332
                                                                                ------------              ------------

                   TOTAL LIABILITIES                                              2,906,595                 2,008,207
                                                                                ------------              ------------

           COMMITMENTS AND CONTINGENCIES

           STOCKHOLDERS' EQUITY:
               Common Stock,  par value $.01 per share,  authorized - 10,000,000 shares; outstanding 1,425,133 shares and
                   1,027,776 shares, respectively                                    18,748                    14,778
               Preferred Stock Series A, par value $.01 per share, authorized -
                   10,000 shares; outstanding 0 and 8,486 shares, respectively            -                     8,486
               Preferred Stock Series B, par value $.01 per share, authorized -
                   10,000 shares; outstanding 0 and 8,486 shares, respectively            -                     8,583
               Preferred Stock Series C, par value $.01 per share, authorized -
                   2,100 shares; outstanding 2,100 and 0 shares, respectively         2,100                         -
               Additional paid-in capital                                         9,116,116                 1,977,788
               Retained earnings                                                    922,454                   915,502
                                                                                ------------              ------------

                   TOTAL STOCKHOLDERS' EQUITY                                    10,059,418                 2,925,137
                                                                                ------------              ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  12,966,013             $   4,933,344
                                                                                ============              ============

           See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                      Six Months Ended                         Three Months Ended
                                                          June 30,                                   June 30,
                                             -----------------------------------        -----------------------------
                                                  1998                  1997                 1998             1997
                                             --------------      ---------------        -------------     -----------
    REVENUE:
        Brokerage                            $ 1,604,177          $  1,206,557           $  856,353       $  546,591
        Fund services                            545,776               627,569              308,294          227,039
        Investment advisory                    1,343,715               900,556              665,546          547,677
        Trust and administration services        561,589               385,152              254,798          313,449
        Software and programming services         16,502                94,808                7,651           47,610
        Other income                             177,406               109,089              113,961           69,050
                                               ----------            ----------           ----------       ---------
           Total revenue                       4,249,165             3,323,731            2,206,603        1,751,416
                                               ----------            ----------           ----------       ---------

    COST OF SALES:
        Brokerage revenue charges                582,410               801,535               69,202          365,640
        Investment fees                           66,273                36,693               29,306           18,865
        Administration fees                       43,829                25,290               25,843            9,941
                                               ----------            ----------           ----------       ---------
           Total cost of sales                   692,512               863,518              124,351          394,446
                                               ----------            ----------           ----------      ----------

           Gross profit                        3,556,653             2,460,213            2,082,252        1,356,970
                                               ----------            ----------           ----------      ----------

    EXPENSES:
        Employee compensation and benefits     1,341,078             1,527,647              674,795          779,021
        Brokerage operating charges              187,146               134,194              106,262           64,237
        Fund services operating charges          311,716               132,128              293,788           75,129
        Mail and courier service                  49,027                21,384               27,313           10,997
        Telephone                                 57,699                57,794               33,650           25,508
        Equipment rental and maintenance          72,701                30,535               40,328           10,725
        Occupancy                                143,463                97,444               73,444           49,093
        Depreciation                             141,702                84,842               68,947           36,544
        All other                                507,535               278,219              285,394          158,433
                                               ----------            ----------           ----------      ----------
           Total expenses                      2,812,067             2,364,187            1,603,921        1,209,687
                                               ----------            ----------           ----------      ----------
    Income from operations                       744,586                96,026              478,331          147,283
                                               ----------            ----------           ----------      ----------

    OTHER INCOME (LOSS):
        Unrealized gain or (loss) on securities   30,119                44,050               (6,278)          49,242
        Realized gain on securities                6,250                23,898                  914           23,898
        Results of loss (gain) of affiliate      (39,945)               79,930                  -             94,344
        Gain or (loss) on sale/disposal of
          fixed assets                             5,140                   -                   (143)              -
                                               ----------            ----------           ----------      ----------
           Total other income (loss)               1,564               147,878               (5,507)         167,484
                                               ----------            ----------           ----------      ----------

    INCOME BEFORE INCOME TAXES                   746,150               243,904              472,824          314,767

    INCOME TAXES:
        Current                                    1,904                 3,458                1,304            2,858
        Deferred                                  (6,080)                1,627                 (254)          (2,048)
                                               ----------            ----------           ----------      ----------
    NET INCOME                              $    750,326         $     238,819          $   471,774      $   313,957
                                               ==========            ==========           ==========      ==========


    Preferred Dividends                     $     65,844         $      67,530          $    31,426      $    33,205
                                               ----------            ----------           ----------      ----------

    Income available to common stockholders $    684,482         $     171,289          $   440,348      $   280,752
                                               ==========            ==========           ==========      ==========


    Weighted average common shares outstanding:
        Basic                                  1,259,445               455,008            1,394,493          455,008
        Diluted                                1,708,633             1,027,776            1,708,633        1,027,776

    Earnings per share of common stock:
        Basic                               $       0.54         $        0.38          $      0.32      $      0.62
                                               ----------            ----------           ----------      ----------
        Diluted                             $       0.40         $        0.17          $      0.26      $      0.27
                                               ----------            ----------           ----------      ----------

    See notes to consolidated financial statements.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                               Six Months Ended                         Three Months Ended
                                                                    June 30,                                  June 30,
                                                         --------------------------------        -----------------------------
                                                             1998                 1997                 1998             1997
                                                         ------------       -------------        -------------     -----------

         OPERATING ACTIVITIES:
         Net income                                      $  750,326         $    238,819         $   471,774       $  313,957
         Adjustment to reconcile net income to net cash
         provided (used) in operating activities:
            Deferred income taxes                            (6,080)                 -                   -              1,154
            Provision for depreciation and amortization     162,451               84,842              89,696           36,544
            Amortization of bond discount                      (448)                 -                  (226)             -
            Unrealized gain/(loss) on investments            (5,140)                 -                31,257           (5,192)
            Results of affiliated company                    39,945              (79,929)                -            (94,343)
            Loss on sale/disposal of fixed assets           (30,119)             (44,050)            (24,836)         (44,050)
            Excess of net assets of Unified Investment          -                    -                   -                -
               Advisers, Inc.                              (814,347)                 -                   -                -
            (Increase) decrease in operating assets:
               Receivables                                  100,135              (57,472)           (309,473)        (153,621)
               Prepaid and sundry assets                     (4,665)              13,919              27,488            7,418
            Increase (decrease) in liabilities:
               Accounts payable and accrued expenses         29,122             (115,863)           (123,183)          16,599
               Accrued compensation and benefits            117,819               71,537              23,133          101,615
               Payable to broker/dealers                     63,613              (26,374)             43,770          (72,766)
               Accrued income taxes                          (8,807)              (9,200)                -             (2,465)
               Other liabilities                            293,274              736,497             391,027          626,755
                                                         -----------        -------------        ------------       ----------
                   Net cash from operating activities       687,079              812,726             620,427          731,605
                                                         -----------        -------------        ------------       ----------
         INVESTING ACTIVITIES:
            Purchase of equipment                           (64,654)             (57,387)            (46,318)         (22,514)
            Proceeds from sale of fixed assets               12,379              128,851               2,411          128,851
            Proceeds from note receivable                       -                 27,496                 -             26,234
            Investments in mutual funds                      59,058             (318,777)              2,322         (318,777)
            Investments in debt securities                   94,877             (115,642)             24,576         (115,642)
                                                         -----------        -------------        ------------       ----------
                   Net cash from investing activities       101,660             (335,459)            (17,009)        (301,848)
                                                         -----------        -------------        ------------       ----------
         FINANCING ACTIVITIES:
            Dividends to preferred stockholders             (65,844)             (67,530)            (31,426)         (33,205)
            Dividends to Health common stockholder              -               (157,007)                -           (157,007)
            Net proceeds from issuance of common stock    8,624,109                2,553           8,444,109              -
            Issuance of Preferred Stock Series C            210,000                  -               210,000              -
            Redemption of Preferred Stock Series A and
               Series B                                  (1,706,900)                 -            (1,706,900)             -
            Repayment of borrowing                          (10,240)                 -                (2,560)             -
            Borrowing bank line-of-credit                   224,299                  -                (5,120)             -
            Borrowing of capitalized leases                     -                 24,190                 -             24,190
            Repayment of capitalized lease obligations      (21,858)             (25,392)             (8,074)         (14,605)
                                                         -----------        -------------        ------------       ----------
                   Net cash provided/(used) in financing
                      activities                          7,253,566             (223,186)          6,900,029         (180,627)
                                                         -----------        -------------        ------------       ----------

         NET CHANGE IN CASH AND CASH EQUIVALENTS          8,042,305              254,081           7,503,447          249,130

         CASH AND CASH EQUIVALENTS
                   Beginning of period                      604,068              538,030           1,142,926          542,981
                                                         -----------        -------------        ------------       ----------
                   End of period                         $8,646,373         $    792,111         $ 8,646,373       $  792,111
                                                         ===========        =============        ============       ==========

         SUPPLEMENTARY INFORMATION
            Interest paid                                $   18,714         $      3,958         $     9,791       $    2,641
                                                         -----------        -------------        ------------       ----------
            Income taxes paid                            $   10,712         $     16,785         $     1,905       $   12,285
                                                         -----------        -------------        ------------       ----------

         See notes to consolidated financial statements.


UNIFIED FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.        NATURE OF OPERATIONS

                  The accompanying consolidated financial statements include the accounts of Unified Financial Services, Inc., a Delaware corporation ("Unified" or the "Company"), and its subsidiaries: Unified Management Corporation, Unified Fund Services, Inc., Health Financial, Inc., First Lexington Trust Company, Resource Benefit Planners, Inc., Unified Investment Advisers, Inc. and Unified Internet Services, Inc. Unless the context otherwise indicates, references to "Unified" or the "Company" include Unified and its subsidiaries.

                  Unified Management Corporation ("Management"), an Indiana corporation, is a registered broker dealer under the Securities Exchange Act of 1934, as amended, and is a member of the National Association of Securities Dealers, Inc.

                  Unified Fund Services, Inc. ("Services"), an Indiana corporation, is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and provides investment advisory, transfer agent, dividend disbursing, transfer agency system software licensing and fund accounting services to investment companies.

                  Health Financial, Inc. ("Health"), a Kentucky corporation, is an investment advisory business providing services to trusts, retirement plans, business and individuals located primarily in Kentucky.

                  First Lexington Trust Company ("Lexington"), a Kentucky corporation, is a non-bank trust company regulated by the Department of Financial Institutions, Commonwealth Kentucky. The company received its trust charter in March 1994.

                  On March 10, 1998, the Company acquired Resource Benefit Planners, Inc. ("Benefit Planners"). Benefit Planners, a Kentucky corporation, is a professional services firm that provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. The Company issued 12,000 shares of common stock, $0.01 par value, of the Company ("Common Stock") in exchange for all the outstanding common stock of Benefit Planners. As of March 10, 1998, Benefit Planners reported total assets of $282,724 and shareholder's equity of $37,543.

                  On March 31, 1998, Unified Investment Advisers, Inc. ("Advisers"), a Delaware corporation, became a wholly owned subsidiary of the Company upon surrender to Advisers by all stockholders of Advisers (other than the Company) of their capital stock of Advisers. The stock surrender occurred upon approval of the shareholders of the Unified family of mutual funds and upon receipt of the required regulatory approval. As of March 31, 1998, Advisers reported total assets of $617,773 and shareholders' equity of $(469,548).

                  In March 1998, the Company formed Unified Internet Services, Inc. ("Unified Internet Services"), an Indiana corporation, to develop the Company's website, website television programming and its proprietary search engine for the financial services industry. It currently is anticipated that Unified Internet Services will develop the Company's other industry-related internet products, including an interactive "switch" that will allow consumers access to the Company's products via their television, cable and satellite stations. The Company anticipates development of such products to be completed by the end of 1999.

                  The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included herein and are of a normal recurring nature. The 1998 unaudited consolidated financial statements of the Company give effect to the acquisition by the Company of Benefit Planners on March 10, 1998, which transaction was accounted for under the pooling-of-interest method of accounting. Due to the immateriality of the financial condition and results of operations of Benefit Planners to the Company, the consolidated financial statements of the Company as of and for the three years ended December 31, 1997 have not been restated to give
         effect  to  the  acquisition  of  Benefit  Planners.   The  results  of
         operations of Benefit Planners have been included in the Company's consolidated financial statements since January 1, 1998. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be obtained for the full year ended December 31, 1998.
                  .
2.       PROPOSED ACQUISITIONS

                  On July 8, 1998,  the Company  entered  into an  agreement  to acquire Estate Management Company, Inc. ("EMCO"). EMCO is a wealth management firm based in New York City. Since 1921, EMCO has been providing fee only services to individuals, families and fiduciaries. EMCO professionals assist clients in a variety of disciplines, including the following: financial, tax and estate planning; family office services such as budgeting, bill paying and payroll administration; trust administration; and income tax return preparation and filing for individuals, trusts, partnerships and small businesses. This acquisition will be accounted for under the pooling-of-interest method of accounting. In connection with the acquisition, the Company will issue 11,000 shares of Common Stock based upon an exchange ratio of 1,100 shares of Common Stock for each outstanding share of EMCO common stock. The acquisition is anticipated to be completed during the third quarter of 1998 and is subject to, among other things, regulatory approval and the approval of the stockholders of EMCO. As of June 30, 1998, EMCO reported total assets of $72,264 and stockholders' equity of $(123,316).

                  On July 10,  1998,  the Company  entered  into an agreement to acquire Fiduciary Counsel, Inc. ("Fiduciary Counsel"). Fiduciary Counsel, which is based in New York City, is one of the nation's oldest investment counsel organizations and provides professional investment management to individuals and institutions on a customized basis. Fiduciary Counsel. This acquisition will be accounted for under the purchase method of accounting. In connection with the acquisition, the Company will issue 36,110 shares of Common Stock and pay $800,835 in cash in exchange for all the outstanding shares of Fiduciary Counsel common stock. The acquisition is anticipated to be completed during the third quarter of 1998 and is subject to, among other things, regulatory approval and the approval of the stockholders of Fiduciary Counsel. As of June 30, 1998, Fiduciary Counsel reported total assets of $686,445 and total stockholders' equity of $254,664.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------

                  The consolidated financial statements include the accounts of the Company, Management, Services, Health, Lexington, Benefit Planners, Advisers and Unified Internet Services. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

                  Effective March 10, 1998, the Company acquired Benefit Planners in a transaction accounted for under the pooling-of-interests method of accounting. Due to the immateriality of the financial condition and results of operations of Benefit Planners to the Company, the consolidated financial statements of the Company as of and for the three years ended December 31, 1997 have not been restated to give
         effect  to  the  acquisition  of  Benefit  Planners.   The  results  of
         operations of Benefit Planners have been included in the Company's consolidated financial statements since January 1, 1998. In connection with such acquisition, the Company issued 12,000 shares of Common Stock.

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

         Fees and Commissions
         --------------------

                  The Company records revenue on the accrual basis of accounting. For the brokerage operations, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon the trade date. The investment advisory business revenue, as well as the investment adviser fees earned by third party advisers, is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The fund services operation provides administrative and investment services to investment companies and separate accounts. Revenue is recorded as it is earned per month based upon accounts and account balances. In connection with this, the Company earns income on the accounts established to transfer these funds for customers.

         Property and Equipment
         ----------------------

                  Property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated methods over the estimated useful life of the assets for financial statement purposes.

         Investments and Investment in Debt Securities
         ---------------------------------------------

                  Investments, which consists primarily of an investment in a mutual fund (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the statement of operations as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital as long as trust assets under management do not exceed $100,000,000. When trust assets under management exceed $100,000,000, the capital requirement will be increased by $350,000. Currently, Lexington has approximately $63,000,000 of trust assets under management.

         Income Taxes
         ------------

                  The Company files a consolidated federal and state income tax return with its subsidiaries. Benefit Planners, prior to its acquisition by the Company, filed as an S-corporation on the cash basis of accounting. As a result, federal and state taxable income and losses were passed through to its sole stockholder. Subsequent to the acquisition by the Company, Benefit Planners will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

                  The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS 109 requires use of the liability method of accounting for deferred income taxes.

         Use of Estimates
         ----------------

                  The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

         Financial Statement Presentation
         --------------------------------

                  Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

4.       OPTIONS

                  On May 20, 1998, the stockholders of the Company adopted the Unified Financial Services, Inc. 1998 Stock Incentive Plan (the "Plan") which provides for the granting of stock options and other stock-based awards. The total number of shares of Common Stock issuable under the Plan is not to exceed 1,500,000 shares, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar changes generally affecting stockholders of the Company. Of these 1,500,000 shares of stock, no more than 250,000 shares may be issued to participants in the Plan in any plan year.

                  Under the terms of the Plan, employees, directors, advisors and consultants of the Company and its subsidiaries will be eligible to receive the following: (a) Incentive Stock Options; (b) Nonqualified Stock Options; (c) Stock appreciation Rights ("SAR"); (d) Restricted Stock; (e) Restricted Stock Units; and (f) Performance Awards.

                  On May 20, 1998, the Board of Directors of the Company granted options to acquire 6,800 shares of Common Stock to certain employees, directors and advisors of the Company. Such options were fully vested on the date of grant and have an excercise price of $25.00 per share. Of such options, 6,500 options are intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

5.       FINANCING

                  The Company has obtained a line of credit financing totaling a maximum borrowing capacity of Five Hundred Thousand Dollars ($500,000) for the purpose of purchasing various communication and computer hardware and software to support future operating needs. As of June 30, 1998, the amount outstanding under this credit facility was $336,936. The financing converts to a four-year term loan payable in equal monthly principal payments plus interest at 0.5% above bank prime rate. Property, supplies, inventory and intangible assets of the Company are security for this financing.

6.       COMMITMENTS AND CONTINGENCIES

                  The Company through its subsidiary, Management, leases its corporate headquarters and administrative office facilities located at 431 N. Pennsylvania Street, Indianapolis, Indiana, which facility has approximately 10,820 square feet, and is leased pursuant to an operating lease expiring in 2007 for office facilities and equipment. The lease includes provisions for adjustment of operating costs and real estate taxes. Such obligations are allocated between Services and Management based on estimated usage. The Company also maintains administrative offices at the corporate offices of Lexington, Health and Benefit Planners, each of which is located at 2353 Alexandria Drive, Suite 100, Lexington, Kentucky.

                  The  aggregate  minimum  rental  commitments   required  under
         operating leases for office space and equipment at June 30, 1998 were as follows:

                  For the Twelve Months Ended
                           June 30                            Lease commitments
                           -------                            -----------------

                           1999                                $     291,310
                           2000                                      274,394
                           2001                                      254,551
                           2002                                      254,551
                           Thereafter                              1,021,843
                                                                  ----------
                               Total                            $  2,096,649
                                                                ============

                  Total rental expense was $143,463 and $97,444 for the six months ended June 30, 1998 and 1997, respectively.

7.       CAPITALIZED LEASE OBLIGATIONS

                  The Company's capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of June 30, 1998:

                  For the Twelve Months Ended
                           June 30                                     Amount
                           ---------                                   ------
                           1999                                      $ 22,163
                           2000                                        10,741
                           ---------                                  --------
                           Subtotal                                    32,904
                           Less: amount representing interest           3,298
                                                                      --------
                                    Net present value                $ 29,606
                                                                      ========

                  The  Company   acquired   equipment   through   capital  lease
         obligations in the amount of $0 and $24,190 during the six month periods ended June 30, 1998 and 1997, respectively.

8.       CASH SEGREGATED UNDER FEDERAL REGULATION and
         NET CAPITAL REQUIREMENTS FOR MANAGEMENT

                  Management is subject to the Securities and Exchange Commission (the "SEC"), Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of 6-2/3% of aggregate indebtedness or $50,000, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At June 30, 1998, Management had net capital of $730,093, which was in excess of its required net capital of $50,000 and a net capital ratio of 0.53 to 1.

                  Pursuant to Rule 15c3-3 as promulgated by the SEC, Management calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of the customers on a periodic basis. The reserve requirement calculated by Management was $0 at June 30, 1998. Balances segregated in excess of reserve requirements are not restricted.


9.       COMMON AND PREFERRED STOCK

         Common Stock:

         Acquisition of Resource Benefit Planners, Inc.

                  The Company has 10,000,000 authorized shares of Common Stock. In connection with the acquisition of Benefit Planners on March 10, 1998, the Company issued 12,000 shares of Common Stock, as reflected in
         Note 1 of the notes to the financial statements.

         Private Placement Offering

                  Effective January 22, 1998, the Company commenced a private placement offering to sell a maximum of 600,000 shares of Common Stock. The first 400,000 shares offered were offered at a price of $25.00 per share and, upon acceptance by the Company of subscriptions for such 400,000 shares, the remaining 200,000 shares were offered at a price of $27.50 for share. All of the shares of Common Stock offered in the private placement were sold by the Company on a best efforts basis. The offering terminated on June 30, 1998.

                  As of June 30, 1998, The Company had accepted subscriptions for 442,338 shares of Common Stock pursuant to the private placement.

         Preferred Stock:

                  As of June 30, 1998, the total preferred shares authorized for the Company was 1,000,000 with a par value of $.01 per share, of which 22,100 shares were designated as follows:

                                                        Shares
                                      Shares          issued and      Stated           Par
                                    Designated       outstanding       value           value
                                    ----------       -----------       -----           -----
         Preferred Stock Series A     10,000             ---           $100            $0.01
         Preferred Stock Series B     10,000             ---            100             0.01
         Preferred Stock Series C      2,100            2,100           100             0.01



         Series C Preferred Stock Issuance:

                  In May 1998, the Company issued 2,100 shares of Series C 6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock.

         Series A and Series B Preferred Stock Redemption:

                  On April 25, 1998, the Company redeemed the outstanding Series A and Series B Preferred Stock of the Company. Total consideration of $1,738,326, consisting of principal and accrued interest, was paid to the holders of the Series A and Series B Preferred stock in connection with the redemption of such shares.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


Overview

         The Company was organized on December 7, 1989. As of June 30, 1998, Unified owned all of the capital stock of: Management, Indianapolis, Indiana, a licensed National Association of Securities Dealers, Inc. ("NASD") broker-dealer; Services, Indianapolis, Indiana, a registered investment adviser and transfer agent; Health, Lexington, Kentucky, a registered investment adviser; Lexington, Lexington, Kentucky, a non-bank affiliated trust company that is regulated by the Department of Financial Institutions, Commonwealth of Kentucky; Unified Internet Services, Indianapolis, Indiana, an internet services company; Benefit Planners, Lexington, Kentucky, a professional services firm; Advisers, a Delaware corporation and mutual fund advisory firm; HFI Acquisition Corporation, a Kentucky corporation ("HFAC"), and VAI Acquisition Corporation, a Delaware corporation ("VAC"). Each of HFAC and VAC currently does not conduct any operations. References in this filing to the "Company" or "Unified" include Unified and its wholly owned subsidiaries.

         The Company provides management services, working capital and equipment for its wholly owned financial services subsidiaries. The Company's principal business is providing for its subsidiaries a platform for attaining and maintaining vertical integration in the financial services industry by means of an aggressive merger and acquisition program featuring stock-for-stock pooling of interests transactions and providing management services and equipment for its wholly owned subsidiaries, which, in turn, concentrate their services over the following lines of business in the financial services industry: mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution; brokerage and securities services, including third-party introduced clearing services; investment advisory and asset management services for various asset management categories and objectives; tax-free reorganizations, consolidations and start-ups of small mutual funds; certain non-bank custodial services; trust and retirement services; qualified plan services, including plan participant education; internal and external proprietary product and systems development for the mutual fund industry; asset allocation services; and financial services institutions, predominately mutual funds, including the Unified Funds, a family of four no-load mutual funds sponsored by Advisers.

         The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this quarterly report on Form 10-QSB, including the Company's unaudited, consolidated financial statements and the accompanying notes thereto.

Comparison of Results for the Six Months Ended June 30, 1998 and 1997

         Total revenue for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, increased $925,434, or 27.8%, from $3,323,731 to $4,249,165. For such periods, revenue from investment advisory and trust and administration services increased 48.2% from $1,285,708 to $1,905,304. The increase in these revenues was due to the growth in assets under management. Increased brokerage revenue (up 33%) offset the lower Software and Programming and Fund Service revenue comparedt o the first six months of the prior year.

         Gross profit of $3,556,653 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, increased $1,096,440, or 44.6%, from $2,460,213. For such periods, gross profit as a percentage of revenue increased to 83.7% from 74.0%. Brokerage revenue charges, investment advisory and trust and administration gross profit percentages improved for the year-to-date.

         As a percentage of total revenue, expenses for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, decreased from 71.1% to 66.2%, due to the increase in revenue coupled with lower employee compensation expense for the six months ended June 30, 1998 (a decrease of $185,569 as compared to the same period in 1997), partially offsetting increases in fund services operating charges and other expenses. For such periods, expenses increased 18.9% from $2,364,187 to $2,812,067.

         Unified's portion of the loss at Advisers through March 31, 1998 compares with the favorable results from affiliates during the six-month period ended June 30, 1997, coupled with greater realized gains on securities during the six months ended June 30, 1997 versus the six months ended June 30 1998.

         Net income for the six months ended June 30, 1998 of $750,326 compares favorably to the net income of $238,819 during the first six months of 1997. The improvement was a result of increased assets under management, which resulted in higher revenue, lower cost of sales and expenses, which are relatively fixed, and the growth in the stock market during the first half of 1998.

Comparison of Results for the Quarter Ended June 30, 1998 and 1997

         Total revenue for the quarter ended June 30, 1998, as compared to the same quarter of 1997, increased $455,187, or 26.0%, from $1,751,416 to $2,206,603. For such periods, revenue from investment advisory and brokerage increased 39.1% from $1,094,268 to $1,521,899. The increase in revenues was due to the growth in assets under management, which offset lower software and programming and fund services revenue.

         Gross profit of $2,082,252 for the quarter ended June 30, 1998, as compared to the same quarter of 1997, increased $725,282, or 53.4%, from $1,356,972. For such periods, gross profit as a percentage of revenue increased to 94.4% from 77.5%. Brokerage revenue charges, investment advisory and trust and administration gross profit percentage also improved for the quarter.

         For the quarter ended June 30, 1998, as compared to the same quarter of 1997, expenses increased 32.6% from $1,209,687 to $1,603,921. As a percentage of total revenue, expenses increased from 69.1% to 72.7% for such periods, with lower employee compensation expense for the quarter ended June 30, 1998 (a decrease of $104,226 as compared to the same period in 1997) partially offsetting increased fund services operating charges and other expenses.

         The increase in the securities market is reflected in the improvement of other income from the gain on unrealized and realized security transactions coupled with Unified's portion of the loss at Advisers through June 30, 1998 compared to the profit during the second quarter of 1997.

         Net income of $471,744 for the quarter ended June 30, 1998 compares favorably to the net income of $313,957 during the quarter ended June 30, 1997. The improvement was a result of increased assets under management that resulted in higher revenue, lower cost of sales, which offset higher expenses.

Liquidity and Capital Resources

         The Company's primary source of liquidity historically has been and continues to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net increase in cash and cash equivalents during the first half of 1998 from year-end 1997 was $8,042,305. The principal increase reflects net proceeds from the private placement of $8,624,109 and bank borrowing for equipment of $224,299, which proceeds offset the redemption of the Series A and Series B Preferred Stock. For the six months ended June 30, 1998, the Company issued 397,357 shares of Common Stock. In addition, during May 1998, the Company issued 2,100 shares of Series C Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000.

         On April 25, 1998, the Company utilized $1,706,900 of the private placement proceeds to redeem the outstanding shares of Series A and Series B
Preferred Stock. Pending usage, the Company may invest the remaining net proceeds from the private placement in its own no-load mutual fund portfolios. The private placement should have a positive effect on the Company, assisting further development, marketing, expansion and support of the Company's products and services, some of which are proprietary, promoting aggressive advertising and publicity programs for our niche products and services, especially the V.O.I.C.Esm program and the Company's vision for the financial services industry, and expanding the Company's internet investment activities. As of July 23, 1998, the Company had accepted subscriptions for 442,338 of Common Stock, for total consideration of $11,152,425.

                                    * * * *

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

         For the three months ended June 30, 1998, the only sales of the Company's securities were: (i) 378,157 shares of Common Stock issued in connection with a private offering of up to 600,000 shares of Common Stock and (ii) 2,100 shares of Series C 6.75% Cumulative Convertible Preferred Stock of the Company, which shares were issued to certain directors, officers and agents of the Company at an offering price of $100 per share. Of the 378,157 shares of Common Stock issued pursuant to the private placement, 350,849 shares were issued at a price of $25.00 per share and 27,308 shares were issued at a price of $27.50 per share. All shares of stock issued by the Company during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Commission.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1998 annual meeting of stockholders of the Company was held on May 20, 1998. Of 1,046,976 shares issued, outstanding and eligible to be voted at the meeting, 967,801 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two (2) matters were submitted to a vote of the security holders at the meeting.

         1. Election of Class I Directors. The first matter submitted was the election of two Class I director nominees to the Board of Directors, each to continue in office until the year 2001. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that both director nominees had been elected. The voting results are set forth below:

                         Name                         For              Against           Withheld
                         ----                         ---              -------           --------
                Timothy L. Ashburn                  967,801                --                 --
                Dr. Gregory W. Kasten               967,801                --                 --

         Because the Company has a staggered Board, the term of office of the following Class II and Class III directors, who were not up for election at the 1998 annual meeting, continued after the meeting:

         Class II (to continue in office until 1999)

                  Thomas G. Napurano
                  Lynn E. Wood

         Class III to continue in office until (2000)

                  Weaver H. Gaines
                  Jack R. Orben

         2. Adoption of the Unified Financial Services, Inc. 1998 Stock Incentive Plan. The second matter, a proposal to adopt the Unified Financial Services, Inc. 1998 Stock Incentive Plan, which provides for the granting of stock options and other stock-based awards, was approved by a majority of the 1,046,976 shares of Common Stock which were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

                                        For                         967,801
                                        Against                          --
                                        Abstain                          --

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:
                  See Exhibit Index hereto.

         (b)      Reports on Form 8-K:
                  No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         UNIFIED FINANCIAL SERVICES, INC.
                                         (Registrant)


July 31, 1998                         By: /s/ Timothy L. Ashburn
                                         Timothy L. Ashburn, President and Chief
                                         Executive Officer

                                  EXHIBIT INDEX

Ex. No.                    Description
-------                    -----------

    3.1             Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1(a) to the Company's
                    Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

    3.2             By-laws of the Company, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the
                    quarter ended September 30, 1997, is incorporated herein by reference.

    4.1             Certificate of Designations, Preferences, and Relative Rights, Qualifications and Restrictions of the
                    Series A 8% Cumulative Preferred Stock, of the Company, filed as Exhibit 4.1(b) to the Company's Quarterly
                    Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

    4.2             Certificate of Designations, Preferences, and Relative Rights, Qualifications and Restrictions of
                    the Series B 8% Cumulative Preferred Stock of the Company, filed as Exhibit 4.1(c) to the Company's
                    Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

    4.3             Certificate of Designations, Preferences, and Relative Rights, Qualifications and Restrictions of the
                    Series C 6.75% Cumulative Convertible Preferred Stock of the Company, filed as Exhibit 4.1(d) to the
                    Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

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

   10.11            Unified Financial Services, Inc. 1998 Stock Incentive Plan, filed as Annex A to the Company's Proxy
                    Statement for the Company's 1998 Annual Meeting, is incorporated herein by reference.

   11.1             Computation of Per Share Earnings.

   27.1             Financial Data Schedule (June 30, 1998).