Form 10QSB
period 1998-09-30
UNIFIED FINANCIAL SERVICES INC
filed 1998-11-23
CIK 1033926

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB


               Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1998


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

On November 13, 1998, the registrant had 1,593,404 shares of Common Stock, $.01 par value, outstanding.


                                     TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----

PART I.  FINANCIAL INFORMATION                                                        3

Item 1.  Financial Statements: (unaudited)                                            3

         Consolidated Balance Sheets                                                  3

         Consolidated Statements of Income                                            5

         Consolidated Statements of Cash Flows                                        6

         Notes to Consolidated Financial Statements                                   7

Item 2.  Management Discussion and Analysis of Financial Condition and
         Results of Operation                                                        18

         Overview                                                                    18

         Comparison of Results for the Nine Months Ended September 30, 1998
         and 1997                                                                    19

         Comparison of Results for the Quarters Ended September 30, 1998 and
         1997                                                                        20

         Liquidity and Capital Resources                                             21

         Year 2000 Compliance                                                        22

PART II. OTHER INFORMATION                                                           25

Item 1.  Legal Proceedings                                                           25

Item 2.  Changes in Securities and Use of Proceeds                                   25

Item 3.  Defaults Upon Senior Securities                                             25

Item 4.  Submission of Matters to a Vote of Security Holders                         25

Item 5.  Other Information                                                           25

Item 6.  Exhibits and Reports on Form 8-K                                            26

SIGNATURES                                                                           28

EXHIBIT INDEX                                                                        29


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS


                                                         Sept. 30, 1998           Dec. 31, 1997
                                                         --------------           -------------
                                                           (unaudited)
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                              $ 9,367,300              $  605,654
   Investment in securities                                    14,556                       -
   Investments in affiliated mutual funds                     375,134                 520,334
   Investments in non-affiliated mutual funds                 184,619                 187,603
   Note receivable, affiliated company                              -                  50,000
   Note receivable                                                  -                   4,502
   Accounts receivable (net of allowance for doubtful
     accounts of $2,041 for 1998 and 1997, respectively)    1,865,849               1,505,600
   Prepaid and sundry assets                                   91,598                 141,042

                                                          -----------              ----------
     Total current assets                                  11,899,056               3,014,735
                                                          -----------              ----------

FIXED ASSETS, AT COST:
   Equipment and furniture (net of accumulated
     depreciation of $889,404 and $822,293, respectively)     592,021                 590,059
   Capitalized leased equipment (net of accumulated
     depreciation of $74,937 and $68,058, respectively)       113,165                  74,762
                                                          -----------              ----------

     Total fixed assets                                       705,186                 664,821
                                                          -----------              ----------

NON-CURRENT ASSETS:
   Investments in debt securities                             994,170                 958,604
   Deferred cost (net of accumulated amortization
     of $233,594 and $6,900, respectively)                    355,851                   2,100
   Notes receivable, net of current maturity                        -                   8,090
   Goodwill (net of accumulated amortization
     of $8,693 and $0, respectively)                        1,556,109                       -
   Equity and investment in affiliate                               -                 284,994
   Other non-current assets                                    23,531                       -

                                                          -----------              ----------
     Total non-current assets                               2,929,661               1,253,788

                                                          -----------              ----------
     TOTAL ASSETS                                         $15,533,903              $4,933,344
                                                          ===========              ==========

See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

                                                         Sept. 30, 1998           Dec. 31, 1997
                                                         --------------           -------------
                                                           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Current portion of capitalized leases                  $    50,928              $   30,090
   Current portion of bank line-of-credit                      30,719                  30,719
   Accounts payable and accrued expenses                    1,024,578                 617,697
   Accrued compensation and benefits                          570,855                 162,273
   Payable to broker/dealers                                  247,017                 274,046
   Income taxes payable                                         4,648                  14,355
   Deferred income taxes                                       59,918                  24,700
   Other liabilities                                          818,658                 740,055

                                                          -----------              ----------
     Total current liabilities                              2,807,317               1,893,875
                                                          -----------              ----------

LONG-TERM LIABILITIES:
   Long-term capitalized lease obligations, net of
     current portion                                           51,386                  21,374
   Bank line-of-credit, net of current portion                298,537                  92,158
   Deferred income taxes                                          800                     800

                                                          -----------              ----------
     Total long-term liabilities                              350,723                 114,332
                                                          -----------              ----------

     TOTAL LIABILITIES                                      3,158,040               2,008,207
                                                          -----------              ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common Stock, par value $.01 per share, authorized -
     10,000,000 shares;  outstanding 1,585,004 shares
     and 1,027,778 shares, respectively                        20,350                  14,778
   Preferred Stock Series A, par value $.01 per share,
     authorized - 0 and 10,000 shares, respectively;
     outstanding 0 and 8,486 shares, respectively                   -                   8,486
   Preferred Stock Series B, par value $.01 per share,
     authorized - 0 and 10,000 shares, respectively;
     outstanding 0 and 8,583 shares, respectively                   -                   8,583
   Preferred Stock Series C, par value $.01 per share,
     authorized - 2,100 shares;  outstanding 1,672
     and 0 shares, respectively                                 1,672                       -
   Additional paid-in capital                              11,385,171               1,977,766
   Retained earnings                                          968,670                 915,502

                                                          -----------              ----------
     TOTAL STOCKHOLDERS' EQUITY                            12,375,863               2,925,137
                                                          -----------              ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $15,533,903              $4,933,344
                                                          ===========              ==========


See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)


                                                       Nine Months Ended Sept. 30,   Three Months Ended Sept. 30,
                                                       ---------------------------   ----------------------------
                                                           1998           1997            1998           1997
                                                        ----------     ----------     ----------     ----------
REVENUE:
   Brokerage                                            $2,541,340     $1,856,475     $  937,163     $  649,918
   Fund services                                         1,074,505      1,015,451        528,729        387,882
   Investment advisory                                   2,486,627      1,510,491      1,142,912        609,935
   Trust and administration services                       900,046        490,396        338,457        105,244
   Software and programming services                        24,153        126,687          7,651         31,879
   Other income                                            375,923         90,447        198,517        (18,642)

                                                        ----------     ----------     ----------     ----------
     Total revenue                                       7,402,594      5,089,947      3,153,429      1,766,216
                                                        ----------     ----------     ----------     ----------

COST OF SALES:
   Brokerage revenue charges                             1,180,369        982,886        846,959        343,351
   Fund services revenue charges                           374,410        244,472        125,410         82,472
   Investment fees                                         103,121         63,299         36,848         26,606
   Administration fees                                      59,692         31,745         15,863          6,455

                                                        ----------     ----------     ----------     ----------
     Total cost of sales                                 1,717,592      1,322,402      1,025,080        458,884
                                                        ----------     ----------     ----------     ----------

     Gross profit                                        5,685,002      3,767,545      2,128,349      1,307,332
                                                        ----------     ----------     ----------     ----------

EXPENSES:
   Employee compensation and benefits                    2,263,440      2,182,180        922,362        654,533
   Brokerage operating charges                             345,704        221,534        158,558         87,340
   Fund services operating charges                         428,080        189,403        116,364         57,275
   Mail and courier                                         72,842         37,673         23,815         16,289
   Telephone                                               102,339         81,482         44,640         23,688
   Equipment rental and maintenance                         99,369         65,395         26,668         34,860
   Occupancy                                               218,421        104,538         74,958          7,094
   Depreciation and amortization                           268,198        156,006        126,496         71,164
   All other                                               828,921        419,348        321,386        141,129

                                                        ----------     ----------     ----------     ----------
     Total expenses                                      4,627,314      3,457,559      1,815,247      1,093,372
                                                        ----------     ----------     ----------     ----------

INCOME FROM OPERATIONS                                   1,057,688        309,986        313,102        213,960
                                                        ----------     ----------     ----------     ----------

OTHER INCOME (LOSS):
   Unrealized gain or (loss) on securities                 (27,028)         1,098        (57,147)       (42,952)
   Realized gain on securities                               6,451         23,898            201              -
   Results of loss (gain) of affiliate                     (39,945)        54,722              -        (25,208)
   Gain on sale/disposal of fixed assets                     5,141                             1              -

                                                        ----------     ----------     ----------     ----------
     Total other income (loss)                             (55,381)        79,718        (56,945)       (68,160)
                                                        ----------     ----------     ----------     ----------

INCOME BEFORE INCOME TAXES                               1,002,307        389,704        256,157        145,800

INCOME TAXES:
   Current                                                   1,935              -             31         (3,458)
   Deferred                                                 (6,080)        16,000              -         14,373
                                                        ----------     ----------     ----------     ----------

NET INCOME                                              $1,006,452     $  373,704     $  256,126     $  134,885
                                                        ==========     ==========     ==========     ==========

Preferred dividends                                     $   65,844     $  101,854     $        -     $   34,324
                                                        ----------     ----------     ----------     ----------

Income available to common stockholders                 $  940,608     $  271,850     $  256,126     $  100,561
                                                        ==========     ==========     ==========     ==========

Weighted average common shares outstanding:
   Basic                                                 1,274,761        608,558      1,513,603        616,558
   Diluted                                               1,817,524      1,027,776      1,817,524      1,027,776

Earnings per share of common stock:
   Basic                                                $     0.74     $     0.45     $     0.17     $     0.16
                                                        ==========     ==========     ==========     ==========
   Diluted                                              $     0.52     $     0.26     $     0.14     $     0.10
                                                        ==========     ==========     ==========     ==========

See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                          Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                                                          ---------------------------  ----------------------------
                                                              1998            1997          1998            1997
                                                          -----------      ---------    -----------      ---------
OPERATING ACTIVITIES:
   Net income                                             $ 1,006,452      $ 373,704    $   256,126      $ 134,885
   Adjustments to reconcile net income to net
    cash provided (used) in operating activities:
     Deferred income taxes                                     (6,080)         4,210              -          4,210
     Provision for depreciation and amortization              268,198        156,006        105,747         71,164
     Amortization of bond discount                               (450)             -             (2)             -
     Unrealized gain/(loss) on investments                    (27,028)         1,098        (21,888)         1,098
     Results of affiliated company                             39,945        (54,722)             -         25,207
     Loss (gain) on sale/disposal of fixed assets              (5,141)             -         24,978         44,050
     Excess of net assets of United Investment
       Advisers, Inc.                                        (814,347)             -              -              -
     (Increase) decrease in operating assets:
       Receivables                                            (97,202)      (335,321)      (197,337)      (277,849)
       Prepaid and sundry assets                               49,444           (651)        54,109        (14,570)
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses                  125,090        134,084         95,968        249,947
       Accrued compensation and benefits                      396,376         98,960        278,557         27,423
       Payable to broker/dealers                              (27,029)           511        (90,642)        26,885
       Accrued income taxes                                    (8,718)        12,205             89         21,405
       Other liabilities                                       (3,546)       412,504       (296,820)      (323,993)

                                                          -----------      ---------    -----------      ---------
         Net cash from/(used) in operating activities         895,964        802,588        172,146        (10,138)
                                                          -----------      ---------    -----------      ---------

INVESTING ACTIVITIES:
   Purchase of fixed assets                                  (195,500)      (125,971)      (130,846)       (68,584)
   Proceeds from sale of fixed assets                          12,379        128,851              -              -
   Proceeds from note receivable                                    -         24,752              -         (2,744)
   Goodwill re:  acquisition of Fiduciary Counsel, Inc.    (1,564,802)             -     (1,564,802)             -
   Excess of net assets of Fiduciary Counsel, Inc.            960,359              -        960,359              -
   Resource Benefit Planners, Inc. and EMCO Estate
     Management Company, Inc. acquisitions                       (345)             -          1,241              -
   Investment in mutual funds                                 133,628       (424,561)        74,570       (105,784)
   Investment in debt securities                              (35,116)      (154,801)      (129,993)       (39,159)

                                                          -----------      ---------    -----------      ---------
         Net cash used in investing activities               (689,397)      (551,730)      (789,471)      (218,271)
                                                          -----------      ---------    -----------      ---------

FINANCING ACTIVITIES:
   Dividends to preferred stockholders                        (65,844)      (101,854)             -        (34,324)
   Dividends to Health Financial, Inc. common stockholder           -       (157,007)             -              -
   Net proceeds from issuance of common stock               9,941,634         77,815      1,317,525         75,262
   Issuance of Preferred Stock Series C                       210,000              -              -              -
   Redemption of Preferred Stock Series A and Series B     (1,706,900)             -              -              -
   Repayment of borrowing                                     (17,920)             -         (7,680)             -
   Borrowing under bank line-of-credit                        224,299              -              -              -
   Borrowing of capitalized leases                                  -         93,320              -         69,130
   Repayment of capitalized lease obligations                 (30,190)       (36,785)        (8,332)       (11,373)

                                                          -----------      ---------    -----------      ---------
         Net cash provided(used) in financing activities    8,555,079       (124,491)     1,301,513         98,695
                                                          -----------      ---------    -----------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     8,781,546        126,367        720,927       (127,714)

CASH AND CASH EQUIVALENTS
     Beginning of period                                      605,554        538,030      8,646,373        792,111
                                                          -----------      ---------    -----------      ---------
     End of Period                                        $ 9,367,300      $ 664,397    $ 9,367,300      $ 664,397
                                                          ===========      =========    ===========      =========

SUPPLEMENTARY INFORMATION
   Interest paid                                          $    34,988      $   6,232    $    16,274      $   2,274
                                                          ===========      =========    ===========      =========
   Income taxes paid                                      $    10,712      $  17,085    $         -      $     300
                                                          ===========      =========    ===========      =========

See notes to consolidated financial statements.

UNIFIED FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      NATURE OF OPERATIONS

             The accompanying consolidated financial statements include the accounts of Unified Financial Services, Inc., a Delaware corporation ("Unified" or the "Company") and its subsidiaries:
        Unified Management Corporation; Unified Fund Services, Inc.; Health Financial, Inc.; First Lexington Trust Company; Resource Benefit Planners, Inc.; Unified Investment Advisers, Inc.; Unified Internet Services, Inc.; EMCO Estate Management Company, Inc.; and Fiduciary Counsel, Inc. Unless the context otherwise indicates, references to "Unified" or the "Company" include Unified and its subsidiaries.

             Unified Management Corporation, an Indiana corporation ("Management"), is a registered broker dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Management specializes in mutual fund distribution and shareholder servicing liaison providing such services as: mutual fund distribution, distribution services and support; mutual fund conversion support for broker-dealer requirements; mutual fund trades; individual retirement account ("IRA") custodial services; 12b-1 maintenance, accounting and marketing support; securities (stock and bond) brokerage; brokerage clearing and execution services; consolidated brokerage statement processing; mutual fund and brokerage software development; asset allocation and performance measurement services and statement processing; and retirement account record keeping. Management, as the Company's broker-dealer subsidiary, functions as the distributor of the Unified Funds, a family of four no-load mutual funds sponsored by Unified Investment Advisers, Inc., and also provides specialty services for certain customers of the Unified Funds in addition to its discount brokerage activities. The brokerage subsidiary clears, on a fully-disclosed basis, through U.S. Clearing, a division of Fleet Securities, Inc., and Pershing, a division of Donaldson, Lufkin & Jenrette Securities Corporation.

             Unified Fund Services, Inc., an Indiana corporation ("Services"), is a registered transfer agent and mutual fund services company, and provides transfer agency, fund accounting, administrative and start-up services for mutual funds. Services' primary services include: mutual fund transfer agency and shareholder recordkeeping; shareholder services support; mutual fund start-up services; administration; fund accounting; compliance; asset allocation services; statement processing; retirement plan services; and fulfillment. Services also provides all of the mutual fund services for the Unified Funds portfolios, and performs other clerical functions for the Unified Funds in addition to typical mutual fund services.

             Health Financial, Inc., a Kentucky corporation ("Health"), is a registered investment adviser formed in 1986, and manages approximately $375 million in assets for both individuals and institutions, principally private pension plans and foundations. Health specializes in an investment management philosophy that features a balanced discipline of asset allocation utilizing no-load index funds over seven asset classes, including an S&P 500 index, a large cap U.S. stock index, a small cap U.S. bond index, an international stock index, a REIT index and cash.

             First Lexington Trust Company, a Kentucky corporation ("Lexington"), is a non-bank trust company specializing in retirement plans and currently maintains approximately $65 million in assets under management. Directed by its trust investment committee, the Lexington-based Kentucky trust company provides the same investment philosophy as its sister company, Health, while providing full trust powers and retirement plan services to its customer base. Chartered in 1994, Lexington is regulated by the Kentucky Commissioner of Banking under the Department of Financial Institutions, Commonwealth of Kentucky.

             On March 10, 1998, the Company acquired Resource Benefit Planners, Inc. ("Benefit Planners"). Benefit Planners, a Kentucky corporation, is a professional services firm that provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. In connection with such acquisition, the Company issued 12,000 shares of common stock, $0.01 par value, of the Company (the "Common Stock") in exchange for all the outstanding capital stock of Benefit Planners. As of March 10, 1998, Benefit Planners reported total assets of $282,724 and shareholder's equity of $37,543.

             On March 31, 1998, Unified Investment Advisers, Inc., a Delaware corporation ("Advisers"), became a wholly owned subsidiary of the Company upon surrender to Advisers by all stockholders of Advisers (other than the Company) of their capital stock of Advisers. The stock surrender occurred upon approval of the shareholders of the Unified family of mutual funds and upon receipt of the required regulatory approval. Advisers, formerly known as Vintage Advisers, Inc., provides mutual fund advisory services for the Unified Funds, the Company's no-load mutual fund family, and is an important component in the tax-free reorganization strategy for consolidating small mutual fund assets. Advisers also retains the exclusive rights to the proprietary V.O.I.C.E. product (Vision for Ongoing Investment in
                                        -          -       -
        Charity and Education), which Unified believes is a significant
        -           -
        and valuable asset for the future gathering of mutual fund assets. As of March 31, 1998, Advisers reported total assets of $617,773 and shareholders' equity of $(469,548).

             During February 1998, the Company formed Unified Internet Services, Inc., an Indiana corporation ("Unified Internet Services"), to develop the Company's website, website television programming and its proprietary search engine for the financial services industry. It currently is anticipated that Unified Internet Services will develop the Company's other industry-related internet products, including an interactive "switch" that will allow consumers access to the Company's products via their television, cable and satellite stations. The Company anticipates development of such products to be completed by the end of 1999.

             On August 21, 1998, the Company acquired Fiduciary Counsel, Inc. ("Fiduciary Counsel"). Fiduciary Counsel, a Delaware corporation that is based in New York City, was founded in 1931 and provides professional investment management to individuals and institutions on a customized basis. This acquisition will be accounted for under the purchase method of accounting. In connection with the acquisition, the Company issued 36,110 shares of Common Stock and paid $800,835 in cash in exchange for all the capital stock of Fiduciary Counsel. The excess of cost over fair value of net assets acquired was $1,564,802. Goodwill will be amortized on a straight-line method over 15 years. As of August 21, 1998, Fiduciary Counsel reported total assets of $738,157 and total stockholders' equity of $234,783.

             On August 21, 1998, the Company completed the acquisition of all of the assets and certain of the liabilities of EMCO Estate Management Company, Inc. ("EMCO"). Such assets and liabilities were acquired by a wholly owned subsidiary of the Company that, upon consummation of the transaction, was renamed EMCO Estate Management Company, Inc.

        EMCO, a Delaware corporation, is a wealth management firm based in New York City. Since 1921, EMCO has been providing fee only services to individuals, families and fiduciaries. EMCO professionals assist clients in a variety of disciplines, including the following: financial, tax and estate planning; family office services such as budgeting, bill paying and payroll administration; trust administration; and income tax return preparation and filing for individuals, trusts, partnerships and small businesses. The acquisition will be accounted for under the pooling-of-interests method of accounting. In connection with such transaction, the Company issued 11,000 shares of Common Stock in exchange for all of the assets and certain of the liabilities of EMCO. As of August 21, 1998, EMCO reported total assets of
        $67,230 and stockholder's equity of $(110,212).

             The unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-QSB and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the unaudited interim consolidated financial statements have been included herein and are of a normal recurring nature. The 1998 unaudited consolidated financial statements of the Company give effect to the acquisition by the Company of Benefit Planners on March 10, 1998 and EMCO on
        August 21, 1998, which transactions were accounted for under the pooling-of-interests method of accounting. Due to the immateriality of the financial condition and results of operations of Benefit Planners and EMCO to the Company, the consolidated financial statements of the Company as of and for the three years ended December 31, 1997 have not been restated to give effect to the acquisitions of Benefit Planners and EMCO. The results of operations of Benefit Planners and EMCO have been included in the Company's consolidated financial statements since January 1, 1998. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be obtained for the full year ending December 31, 1998.

2.      PROPOSED ACQUISITIONS

             On October 12, 1998, Unified executed a letter of intent with Fully Armed Productions, Inc., a Kentucky corporation ("Fully Armed Productions"), to acquire all of the capital stock of Fully Armed Productions in exchange for 18,182 shares of Common Stock. The proposed transaction will be governed by a definitive agreement to be negotiated and executed by the parties by December 31, 1998, unless otherwise agreed. Fully Armed Productions provides creative and technological services for the television, radio and Internet industries through its specialty production capabilities. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, Fully Armed Productions reported total assets of $37,458 and shareholders' equity of $19,065.

             On October 16, 1998, Unified entered into an agreement to acquire AmeriPrime Financial Services, Inc. ("AmeriPrime") and its subsidiary, AmeriPrime Financial Securities, Inc. ("AFSI"), each a Texas corporation headquartered in Southlake, Texas. AmeriPrime provides administrative, regulatory, compliance and start-up support services to investment advisors, banks and other money managers in their proprietary mutual fund efforts. AmeriPrime provides mutual fund distribution through AFSI, a NASD broker-dealer registered in all 50 states. AmeriPrime currently supports 28 mutual funds consisting of over $500 million in assets under management. In connection with the acquisition, Unified will issue 410,000 shares of

        Common Stock in exchange for all of the capital stock of AmeriPrime. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, AmeriPrime reported total assets of $267,173 and shareholder's equity of $203,739.

             On October 16, 1998, Unified entered into an agreement to acquire Equity Underwriting Group, Inc., a Kentucky corporation headquartered in Lexington, Kentucky ("Equity Underwriting"). Equity Underwriting, a holding company for Equity Insurance Managers, Inc., Equity Insurance Managers of Illinois, LLC, 21st Century Claims Service, Inc., Equity Insurance Administrators, Inc. and Z-Net Communications, Inc., provides, through its subsidiaries, specialty insurance products as a general agent or as a broker and currently provides services in the States of Kentucky, Tennessee, West Virginia, Ohio, Indiana and Illinois. Equity Underwriting writes insurance products for primarily niche areas in the insurance marketplace that are considered more "non-standard," representing a higher risk of insured. In connection with the acquisition, Unified will issue 241,745 shares of Common Stock in exchange for all of the capital stock of Equity Underwriting. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, Equity Underwriting reported, on a consolidated basis, total assets of $8,279,190 and shareholders' equity of $(3,571,576).

             On October 16, 1998, Unified entered into an agreement to acquire Commonwealth Premium Finance Corporation, a Kentucky corporation headquartered in Lexington, Kentucky ("CPFC"). CPFC provides financing for the payment of premiums on insurance coverage placed by Equity Underwriting. In connection with the acquisition, Unified will issue 12,800 shares of Common Stock in exchange for all of the capital stock of CPFC. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, CPFC reported total assets of $1,716,787 and shareholders' equity of $139,162.

             On October 16, 1998, Unified entered into an agreement to acquire Commonwealth Investment Services, Inc., a Kentucky corporation headquartered in Lexington, Kentucky ("Commonwealth Investment"). Commonwealth Investment provides investment services to individuals, businesses and institutions throughout the State of Kentucky and surrounding areas through its network of independent agents, primarily certified public accountants. In connection with the acquisition, Unified will issue 27,500 shares of Common Stock in exchange for all of the capital stock of Commonwealth Investment. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, Commonwealth Investment reported total assets of $34,130 and shareholder's equity of $34,130.

             On October 16, 1998, Unified entered into an agreement to acquire Strategic Fund Services, Inc., a Delaware corporation headquartered in New York, New York ("Strategic"). Strategic provides mutual fund administration services to smaller mutual funds and fund complexes, utilizing a proprietary database. In connection with the acquisition, Unified will issue 7,500 shares of Common Stock in exchange for all of the capital stock of Strategic. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, Strategic reported total assets of $10,507 and shareholder's equity of $(16,020).

             On October 31, 1998, Unified executed a letter of intent with SBX Inc., a New Jersey corporation ("SBX"), to acquire all of the capital stock of SBX in exchange for 363,636 shares of Common Stock. The proposed transaction will be governed by a definitive agreement to be negotiated and executed by the parties by January 31, 1999, unless otherwise agreed. SBX was founded in 1997 and is a member of the NASD. Once operative, the primary business of SBX will be to provide NanoCap(TM) securities order matching services through the SBX system. NanoCap(TM) securities are securities issued by SEC-reporting companies under the Exchange Act that are not listed on the Nasdaq or an exchange. Once operational, SBX will make systems and collect information that will allow its subscribers to post firm orders and to match existing orders for NanoCap(TM) securities.
        The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of September 30, 1998, SBX reported total assets of $231,207 and shareholders' equity of $170,471.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation
        ---------------------

             The consolidated financial statements include the accounts of the Company, Management, Services, Health, Lexington, Benefit Planners, Advisers, Unified Internet Services, EMCO and Fiduciary. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

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

             Effective March 31, 1998, Advisers became a wholly owned subsidiary of the Company upon surrender to Advisers of all the capital stock of Advisers by all stockholders of Advisers (other than the Company). Prior to the surrender of the capital stock to Advisers, the Company accounted for its 33.3% ownership in Advisers on the equity method of accounting. Advisers reported gross revenue for the four months (Advisers' fiscal year end was November 30 prior to its acquisition by the Company) ended
        March 31, 1998 of $146,519 and loss for the period of $195,967.
        As of March 31, 1998, Advisers reported total assets of $617,773 and shareholders' equity of $(469,548).

             Effective August 21, 1998, the Company acquired EMCO in a transaction accounted for under the pooling-of-interests method of accounting. Due to the immateriality of the financial condition and results of operations of EMCO to the Company, the consolidated financial statements of the Company as of and for the three years ended December 31, 1997 have not been restated to give effect to the acquisition of EMCO. The results of operations of EMCO have been included in the Company's consolidated financial statements since January 1, 1998. In connection with such acquisition, the Company issued 11,000 shares of Common Stock.

             Effective August 21, 1998, the Company acquired Fiduciary Counsel in a transaction accounted for under the purchase method of accounting. The results of operations of Fiduciary Counsel have been included in the Company's consolidated financial statements since its date of acquisition. In connection with such acquisition, the Company issued 36,110 shares of Common Stock and paid $800,835 in cash.

        Fees and Commissions
        --------------------

             The Company records revenue on the accrual basis of accounting. For the brokerage operations, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon trade date. The investment advisory business revenue, as well as the investment adviser fees earned by third party advisers, is recorded on the accrual basis. The fees earned by the operations and paid to the sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The fund services operations provide administrative and investment services to investment companies and separate accounts. Revenue is recorded as it is earned per month based upon accounts and account balances. In connection with this, the Company earns income on the accounts established to transfer these funds for customers.

        Property and Equipment
        ----------------------

             Property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on a straight-line or accelerated methods over the estimated useful life of the assets for financial statement purposes.

        Investments and Investment in Debt Securities
        ---------------------------------------------

             Investments, which consists primarily of an investment in a mutual fund (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the statement of operations as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital as long as trust assets under management do not exceed $100,000,000. When trust assets under management exceed $100,000,000, the capital requirement will be increased by $350,000. Currently, Lexington has approximately $65,000,000 of trust assets under management.

        Income Taxes
        ------------

             The Company files consolidated federal and state income tax returns with its subsidiaries. Benefit Planners, prior to its acquisition by the Company, filed as an S-corporation on the cash basis of accounting. As a result, federal and state taxable income and losses were passed through to its sole stockholder. Subsequent to its acquisition by the Company, Benefit Planners will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

             The Company has adopted Statement of Financial Accounting Standards No. 109 accounting for income taxes ("SFAS 109"). SFAS 109 requires use of the liability method of accounting for deferred income taxes.

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

4.      OPTIONS
        -------

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

             Under the terms of the Plan, employees, directors, advisors and consultants of the Company and its subsidiaries will be eligible to receive the following: (a) Incentive Stock Options;
        (b) Nonqualified Stock Options;  (c) Stock Appreciation Rights;
        (d) Restricted Stock; (e) Restricted Stock Units; and (f) Performance Awards.

             As of October 15, 1998, the Board of Directors of the
        Company had granted options to acquire 19,781 shares of Common Stock to certain employees, directors and advisers of the Company. Such options were fully vested on the date of the grant and have an exercise price as follows:

             a)   6,800 shares at $25.00 per share.
             b)   12,981 shares at $27.50 per share.

                Of such options, 6,500 are intended to qualify as Incentive Stock Options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

5.      FINANCING
        ---------

             The Company has obtained a line of credit totaling a maximum borrowing capacity of Five Hundred Thousand Dollars ($500,000) for the purpose of purchasing various communication and computer hardware and software to support future operating needs. As of September 30, 1998, the amount outstanding under this credit facility was $329,256. The financing converts to a four-year term loan payable in equal monthly principal payments plus interest at 0.5% above bank prime rate. Property, supplies, inventory and intangible assets of the Company are security for this financing.

6.      COMMITMENTS AND CONTINGENCIES
        -----------------------------

             The Company, through its subsidiary, Management, leases its corporate headquarters and administrative office facilities located at 429-431 N. Pennsylvania Street, Indianapolis, Indiana, which facility has approximately 10,820 square feet, and is leased pursuant to an operating lease expiring in 2007 for office facilities and equipment. The lease includes provisions for adjustment of operating costs and real estate taxes. Such obligations are allocated between the Company and Management based on estimated usage. The Company also maintains administrative offices at 2353 Alexandria Drive, Suite 100, Lexington, Kentucky; 36 East Fourth Street, The Bartlett Building, Cincinnati, Ohio; and at 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York.

             The aggregate minimum rental commitments required under operating leases for office space and equipment at September 30, 1998 were as follows:

             For the Twelve Months Ended
                    September 30               Lease Commitments
                    ------------               -----------------
                        1999                       $  442,014
                        2000                          448,656
                        2001                          451,349
                        2002                          429,112
                        Thereafter                  1,199,291
                                                   ----------
                           Total                   $2,970,422
                                                   ==========

             The total rental expense was $218,421 and $104,538 for the nine months ended September 30, 1998 and 1997, respectively.

7.           CAPITALIZED LEASE OBLIGATIONS
             -----------------------------

                  The Company's capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of September 30, 1998:

                  For the Twelve Months Ended
                        September 30                                Amount
                        ------------                               --------
                            1999                                   $ 63,531
                            2000                                     43,105
                            2001                                      8,741
                                                                   --------
                            Subtotal                                115,337
                            Less: amount representing interest       13,063
                                                                   --------
                                    Net present value              $102,314
                                                                   ========

                  The Company acquired equipment through capital lease
             obligations in the amount of $0 and $24,190 during the nine months ended September 30, 1998 and 1997, respectively.

8.           CASH SEGREGATED UNDER FEDERAL REGULATION and NET CAPITAL
             --------------------------------------------------------
             REQUIREMENTS FOR MANAGEMENT
             ---------------------------

                  Management is subject to the Securities and Exchange
             Commission (the "SEC") Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined in Rule 15c3-1, of 6-2/3% of aggregate indebtedness of $50,000, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At September 30, 1998, Management had net capital of $614,450, which was in excess of its required net capital of $50,000, and a net capital ratio of 0.39 to 1.

                  Pursuant to Rule 15c3-3, as promulgated by the SEC,
             Management calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement calculated by Management was $0 at September 30, 1998. Balances segregated in excess of reserve requirements are not restricted.

9.           COMMON AND PREFERRED STOCK
             --------------------------

             Common Stock:

             Acquisitions

                  The Company has 10,000,000 shares of Common Stock
             authorized. In connection with the acquisitions described in Note 1, the Company issued the following number of shares of Common
             Stock:

                  Company acquired          Date           Shares issued
                  ----------------     ---------------     -------------
                  Benefit Planners     March 10, 1998          12,000
                  EMCO                 August 21, 1998         11,000
                  Fiduciary Counsel    August 21, 1998         36,110

             Private Placement Offering

                  On January 22, 1998, the Company commenced a private
             placement offering to sell a maximum of 600,000 shares of Common Stock. The first 400,000 shares offered were offered at a price of $25.00 per share and, upon acceptance by the Company of subscriptions for such 400,000 shares, the remaining 200,000 shares in the private placement were offered at a price of $27.50 for share. All of the shares of Common Stock offered by the Company were sold on a best efforts basis. There is no public market for any securities of the Company and there can be no assurance that a market will develop in the future. The offering terminated on June 30, 1998.

                  As of September 30, 1998, the Company had issued 437,338
             shares of Common Stock pursuant to the private placement and had reserved an additional 2,400 shares of Common Stock to be issued pursuant to subscriptions accepted in such offering.

             Preferred Stock:

                  As of September 30, 1998, the total preferred shares
             authorized for the Company was 1,000,000 shares, par value $.01 per share, of which 102,100 shares were designated at September 30, 1998 as follows:

                                       Shares      Shares       Stated       Par
                                     Designated  outstanding     value      value
                                     ----------  -----------     -----      -----
      Series C Preferred Stock          2,100       1,672        $100       $0.01
      Series D Preferred Stock        100,000         -0-        $200       $0.01


             Series C Preferred Stock Issuance

                  In May 1998, the Company issued 2,100 shares of Series C
             6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock. As of September 30, 1998, 428 shares of Series C Preferred Stock had been converted into 57,780 shares of Common Stock.

             Series D Preferred Stock Authorized

                  In July 1998, the Company authorized 100,000 shares of
             Series D Junior Participating Preferred Stock. The Company has reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between the Company and Services, as rights agent. On August 26, 1998, the Board of Directors of Unified declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the "Rights") for each outstanding share of Common Stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

             Series A and Series B Preferred Stock Redemption

                  On April 25, 1998, the Company redeemed the outstanding
             Series A and Series B Preferred Stock of the Company. Total consideration of $1,738,326, consisting of principal and accrued interest, was paid to the holders of the Series A and Series B Preferred Stock in connection with the redemption of such shares.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

       The Company, a Delaware holding company, was organized December 7, 1989 and conducts substantially all of its operations through its wholly owned subsidiaries. The Company's principal business is to provide and maintain vertical integration in the financial services industry for its subsidiaries, a "platform" that creates synergy and revenues among its subsidiaries from the fees associated with gathering, managing, maintaining and servicing assets under management. The Company currently maintains approximately $1.5 billion of assets under management and approximately $5 billion of assets under service. The vertically integrated "platform," a subsidiary "home" for managing and servicing virtually every kind of wealth-building asset, is primarily accomplished through three strategies: (1) consolidating financial services companies that expand or deepen the integration by means of tax-free, stock-for-stock pooling-of-interest transactions (this particular consolidation strategy is driven by the Company's goal to protect, maintain, nurture and advance the entrepreneurial spirit of small businesses by providing capital, synergy and vertical integration in an "autonomous" subsidiary environment); (2) consolidating small mutual funds into Unified's mutual fund families by means of tax-free reorganizations (the mutual fund consolidation strategy is assisted by Unified's systems capabilities and highly qualified systems staff which provides innovative and flexible programming options, alternatives and solutions required by small mutual funds to compete against the larger, more capitalized mutual fund families); and (3) the formation of new subsidiaries to develop proprietary products and services that deepen the integration and enhance and advance the synergy and revenues among its subsidiaries.

       Once a component of Unified's vertically integrated network, each subsidiary then implements its individual business plan in an autonomous environment and achieves its growth and thereby increases earnings and share value predominantly by: (1) leveraging the existing infrastructure and utilizing the vertically integrated platform to realize fully and effect the synergy and the related earnings impact to the Company's earnings; (2) consolidations by the subsidiary, using the Company's stock and/or capital, to acquire important and critical business components along its horizontal business plane; (3) utilizing the Company's capital for necessary expansion; (4) traditional advertising, marketing and selling of the subsidiary's products and services; and (5) networking with the Company's subsidiaries.

       As of September 30, 1998, Unified owned all of the capital stock of Management, Indianapolis, Indiana, a licensed NASD broker-dealer; Services, Indianapolis, Indiana, a registered transfer agent and mutual fund services company; Advisers, Indianapolis, Indiana, a registered investment adviser under the Investment Advisers Act of 1940, as amended; Health, Lexington, Kentucky, a registered investment adviser; Lexington, Lexington, Kentucky, a non-bank affiliated trust company that is regulated by the Department of Financial Institutions, Commonwealth of Kentucky; Unified Internet Services, Indianapolis, Indiana, a technology and Internet services company; Benefit Planners, Lexington, Kentucky, a professional services firm specializing in back-office recordkeeping for qualified plans; EMCO, New York, New York, an estate, tax and wealth management firm; and Fiduciary Counsel, New York, New York, an investment management firm. As a result of the Company's ownership of Advisers, the Company's subsidiaries provide services for the affiliated Unified Funds, a family of four no-load mutual funds sponsored by Advisers (hereinafter referred to as the "Unified Funds").

       The Company provides management services, working capital, systems support and development and equipment for its wholly owned financial services subsidiaries. The Company's subsidiaries concentrate their services over the following lines of business in the financial services industry: mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution; brokerage and securities services, including third-party introduced clearing services; investment advisory and asset management services for various asset management categories and objectives; tax-free reorganizations and consolidations of financial services companies and small mutual funds; certain non-bank custodial services; trust and retirement services; qualified plan services, including plan participant education; internal and external proprietary product and systems development for financial services institutions, predominately mutual funds, including the Unified Funds; asset allocation services; investment advisory services; financial planning services; and Internet technology and services.

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

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
1997

       Total revenue for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 increased $2,312,647, or 45.4%, from $5,089,947 to $7,402,594. For such periods, brokerage revenues increased $684,865, or 36.9%, investment advisory revenues increased $976,136, or 64.6%, trust and administration services revenues increased $409,650, or 83.5% and other income increased $285,476, or 315.6%. The increase in brokerage revenues was due to the commissions received by Management from the sale of Common Stock in connection with the Company's recently completed private placement (the "Private Placement"). Investment advisory revenues increased due to growth in assets under management at both Health and Lexington and due to the acquisitions by the Company in March 1998 and August 1998 of Advisers and Fiduciary Counsel, respectively. Trust and administrative revenues primarily increased due to the acquisitions by the Company in March 1998 and August 1998 of Benefit Planners and EMCO, respectively. Other income for the first nine months of 1998 increased as a result of additional interest income earned on cash and cash equivalents received in connection with the Private Placement.

       Gross profit for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 increased $1,917,457, or 50.9%, from $3,767,545. For such periods, gross profit as a percentage of revenue increased to 76.8% from 74.0%. Brokerage gross profit increased to $1,360,971, or 53.6%, for the nine months ended September 30, 1998 from $873,589, or 47.1%, for the same period of the prior year, reflecting the increased brokerage revenues received by Management in connection with the Private Placement. The increase in the percentage of fund services revenue charges to fund services revenues from 24.1% for the nine months ended September 30, 1997 to 34.8% for the nine months ended September 30, 1998, relates to higher trail commissions. Investment advisory gross profit of $2,383,506 for the nine months ended September 30, 1998 compared to $1,447,192 for the nine months ended September 30, 1997. The increase in the investment fees paid during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was due to increased fees due to the growth in assets under management at both Health and Lexington and increased fees related to the business activities of Advisers and Fiduciary Counsel, which were acquired by the Company in 1998. The revenues and cost of sales of each of Advisers and Fiduciary Counsel are not included in the Company's results of operations for 1997. Trust and administration gross profit increased from $458,651 for the nine months ended September 30, 1997 to $840,354 for the nine months ended September 30, 1998. This increase was principally due to the acquisitions in 1998 of Benefit Planners and EMCO.

       Income from operations for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 increased $747,702 from $309,986, or 6.1% of total revenue, to $1,057,688, or
14.3% of total revenue. Total expenses for the nine months ended September 30, 1998 was $4,627,314, or 62.5% of total revenue, as compared to $3,457,559, or 67.9% of total revenue, for the nine months ended September 30, 1997. The increase in each expense item for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 was principally due to the acquisitions by the Company in 1998 of Benefit Planners, Advisers, Fiduciary Counsel and EMCO. The totals for the nine months ended September 30, 1998 also include a fund service expense adjustment related to prior year periods and increased legal and professional fees related to the Company's acquisitions of Benefit Planners, Advisers, Fiduciary Counsel and EMCO and the pending acquisitions of AmeriPrime, Equity, CPFC, Strategic and Commonwealth. As a percentage of total revenue, employee compensation and benefits declined from 42.9% for the nine months ended September 30,
1997 to 30.6% for the nine months ended September 30, 1998.   During the
nine months ended September 30, 1997, employee compensation and benefits included a one-time bonus payment to employees in the amount of $125,000. In comparing the nine months ended September 30, 1998 to the nine months ended September 30, 1997, total expenses increased by 33.8%, but, as a percentage of total revenue, decreased by 5.4%, reflecting the improved income from operations.

       For the nine months ended September 30, 1998, Unified's portion of the loss of Advisers (prior to Unified's acquisition of 100% of the capital stock of Advisors on March 31, 1998) was $39,945 as compared to a $54,722 profit for the nine months ended September 30, 1997. A general decline in the stock market lead to a $17,447 decline in the realized gain on securities and an increase of $28,126 in the unrealized loss on securities in comparing the nine months ended September 30, 1998 to the same period of 1997.

       Net income for the nine months ended September 30, 1998 increased $632,748, or 169.3%, as compared to net income for the nine months ended September 30, 1997. Increased revenues for the nine months ended September 30, 1998 more than offset the increased expenses during such period as compared to the nine months ended September 30, 1997.
For the nine months ended September 30, 1998, net income as a percentage of total revenues increased to 13.6% from 7.3% for the nine months ended September 30, 1997.

COMPARISON OF RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

       Total revenue for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 increased $1,387,213, or 78.5%, from $1,766,216 to $3,153,429. For such periods, brokerage revenues increased $287,245, or 44.2%, due to increased commissions at Management. Investment advisory revenues increased significantly from $609,935 during the quarter ended September 30, 1997 to $1,142,912 during the quarter ended September 30, 1998, principally due to a growth in assets under management at both Health and Lexington and due to the acquisitions by the Company in 1998 of Advisers and Fiduciary Counsel. For the quarter ended September 30, 1998, fund services revenues increased $140,847, or 36.3%, as compared to the quarter ended September 30, 1997. Such increase was primarily due to an increase in the number of funds serviced by Services and an increase in the amount of assets under management in the Unified Funds. For the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997, trust and administrative revenues increased $233,213, or 221.6%, principally due to the acquisitions in 1998 of Benefit Planners and EMCO. The increase in other income for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was due to additional interest income earned on cash and cash equivalents received in connection with the Private Placement.

       Gross profit for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 increased $821,017, or 62.8%, from $1,307,332. For such periods, gross profit as a percentage of revenue decreased from 74.0% to 67.5%. The decrease in the gross profit percentage for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was due to higher trail commission charges. Investment advisory gross profit increased from $583,329, or 95.6%, for the quarter ended September 30, 1997 to $1,106,064, or 96.8%, for the quarter ended September 30, 1998. Such increase was primarily due to increased investment advisory revenues related to increased assets under management at both Health and Lexington and due to the acquisitions in 1998 of Advisers and Fiduciary Counsel. The revenues and cost of sales of each of Advisers and Fiduciary Counsel are not included in the Company's results of operations for 1997. Trust and administration gross profit improved to $322,594, or 95.3%, for the quarter ended September 30, 1998 as compared to $98,789, or 93.9% for the quarter ended September 30, 1997. This increase was principally due to the acquisitions in 1998 of Benefit Planners and EMCO.

       Income from operations for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 increased $99,142 from $213,960, or 12.1% of total revenue, to $313,102, or 9.9% of total revenue. Total expenses for the quarter ended September 30, 1998 were $1,815,247, or 57.6% of total revenue, as compared to $1,093,372, or 61.9% of total revenue, for the quarter ended September 30, 1997. The increase in each expense item for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 was principally due to the acquisitions by the Company in 1998 of Fiduciary Counsel and EMCO. Total expenses for the quarter ended September 30, 1998 also includes increased legal and professional fees related to the Company's acquisitions of Fiduciary Counsel and EMCO and the pending acquisitions of AmeriPrime, Equity, CPFC, Strategic and Commonwealth. As a percentage of total revenue, employee compensation and benefits declined from 37.1% for the quarter ended September 30, 1997 to 29.2% for the
quarter ended September 30, 1998.   During the quarter ended September
30, 1997, employee compensation and benefits included a one-time bonus payment to employees in the amount of $125,000. In comparing the quarter ended September 30, 1998 to the quarter ended September 30, 1997, total expenses increased by 66.0%, but, as a percentage of total revenue, decreased by 4.3%, reflecting the improved income from operations.

       For the quarter ended September 30, 1997, Unified's portion of the loss of Advisers was $25,208 (no loss was recorded for the three months ended September 30, 1998 due to Unified's 100% ownership of Advisers since March 31, 1998). The Company also experienced a $14,195 increase in unrealized losses on securities in the third quarter of 1998 as compared to the third quarter of 1997.

       Net income for the quarter ended September 30, 1998 increased $121,241, or 89.9%, as compared to net income for the quarter ended September 30, 1997. For the quarter ended September 30, 1998, net income as a percentage of total revenues increased to 8.1% from 7.6% for the quarter ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

       The assets and liabilities of each of Benefit Planners, Advisers, EMCO and Fiduciary Counsel are included in the Company's balance sheet as of September 30, 1998. The inclusion of these companies and the receipt of funds pursuant to the Private Placement are the principal reasons for the increase from December 31, 1997 to September 30, 1998 of most balance sheet items. The Company's primary source of liquidity historically has been and continues to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net increase in cash and cash equivalents during the first nine months of 1998 from year-end 1997 was $8,781,546. The principal increase reflects net proceeds from the private placement of $9,941,634 and bank borrowing for equipment of $224,299, which proceeds offset the $1,706,900 utilized to redeem the Series A and Series B Preferred Stock. For the nine months ended September 30, 1998, the Company issued 437,338 shares of Common Stock. In addition, during May 1998, the Company issued 2,100 shares of Series C Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000. On August 21, 1998, the Company acquired Fiduciary Counsel for cash in the amount of $800,835 plus 36,110 shares of Common Stock, creating goodwill of $1,564,801.

       On April 25, 1998, the Company utilized $1,706,900 of the
Private Placement proceeds to redeem the outstanding shares of Series A and Series B Preferred Stock. Pending usage, the Company may invest the remaining net proceeds from the Private Placement in its own no-load mutual fund portfolios. The Private Placement should have a positive effect on the Company assisting further development, marketing, expansion and support of the Company's products and services, some of which are proprietary, promoting aggressive advertising and publicity program for our niche products and services, especially the V.O.I.C.E.(TM) program and the Company's vision for the financial services industry and expanding of the Company's internet investment activities, including banking activities.

       Changes in balance sheet items related to the acquisitions of Benefit Planners, Advisers, EMCO and Fiduciary Counsel were the following as of September 30, 1998:

                       Item                                    Amount
                       ----                                    ------

            Cash and cash equivalents                        $554,397
            Investments in securities                          14,556
            Investments in affiliated mutual funds             64,996
            Accounts receivable                               536,858
            Prepaid and sundry assets                          50,575
            Fixed assets, net                                 138,501
            Deferred cost, net                                355,101
            Other non-current assets                           23,531
            Capitalized leases                                 78,333
            Accounts payable and accrued expenses             607,461
            Accrued compensation and benefits                 274,240
            Deferred income taxes                              35,218
            Other liabilities                                 143,493

YEAR 2000 COMPLIANCE

       The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. These programs treat years as occurring between 1900 and the end of 1999 and do not self-convert to reflect the upcoming change in the century. If not corrected, computer applications could create erroneous results by or at the Year 2000.

       The Company has undertaken a program to understand the nature and extent of the work required to make its systems Year 2000 compliant. This program encompasses operating, information and facilities systems, the Company's products and the readiness of the Company's vendors. The program includes the following phases: awareness and inventory; triage; detailed assessment and resolution; testing; deployment; and contingency plan development for all areas.

       The Company's objective is to become Year 2000 compliant with its critical systems by the end of the fourth quarter of 1998, allowing substantial time for further testing, verification and conversion of less important activities and systems. The Company has determined that it has no exposure to contingencies related to the Year 2000 for services it sells and that its technology systems are substantially Year 2000 compliant. The Company also is requesting assurance, by no later than December 31, 1998, from its significant vendors that they are addressing this issue to ensure that there will be no major disruptions to the Company's business.

Plan Definitions
----------------

       Awareness - Making employees and management aware of Y2K problem and how it affects the Company. Inform employees and management of Y2K project and give routine updates.

       Inventory - A complete inventory that will identify products that are not Year 2000 compliant.

       Triage - Decide what systems to keep based on reviews of technical risk and business risk. Systems critical to the business are placed in the detail assessment phase and are corrected.

       Detailed Assessment - Period in which efforts are focused on:
(a) identification of year 2000 problems within a specific system; and
(b) identification to appropriate solutions to those problems.

       Resolution - Period when efforts are focused in repair, replacement or retirement of systems in the Company's organization that incorporate Year 2000 problems.

       Testing - Deploy fixes and test resolutions.

       Deployment - Make Year 2000 systems operational.

Critical Systems Plan Progress:
------------------------------

       Awareness      Plan: Ongoing through 01/2000       Present Status: 100%

       Inventory      Plan: 100% Complete by 9/1998       Present Status: 100%

       Triage         Plan: 100% Completed by 9/1998      Present Status: 100%

       Assessment     Plan: 100% Completed by 10/1998     Present Status: 100%

       Resolution     Plan: 100% Completed by 12/1998     Present Status: 75%

       Testing        Plan: 100% Completed by 12/1999     Present Status: 75%

       Deployment     Plan: 100% Completed by 12/1999     Present Status: 75%

       The total cost of the Year 2000 project to date has not been material. Based on the program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations. An estimated $65,000 will be spent on hardware and software to complete the Year 2000 project over the next year. Because the Company expects that its internal systems will become Year 2000 in a timely manner, the Company believes that the most likely worst case scenario would result from vendors or other third parties failing to achieve Year 2000 compliance. Depending upon the number of third parties, their identity and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. However, the Company is developing contingency plans, which should be completed in early 1999, should any critical problems occur in any of the assessment areas noted above. Accordingly, the Company does not expect Year 2000 problems to result in any material adverse effect on the Company's financial position or results of operation.

                             **  **  **

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       For the three months ended September 30, 1998, the only sales of the Company's securities were the following: (i) 55,344 shares of Common Stock issued in connection with a private offering of up to 600,000 shares of Common Stock pursuant to subscriptions accepted on or before the termination of the offering on June 30, 1998, 40,600 shares at a price of $25.00 per share and 14,744 shares at a price of $27.50 per share; (ii) 57,780 shares of Common Stock issued upon the conversion of 428 shares of Series C Preferred Stock (no consideration was paid by the stockholder in connection with such conversion); (iii) 36,110 shares of Common Stock issued in connection with the acquisition by the Company of Fiduciary Counsel (such shares were issued in exchange for the outstanding capital stock of Fiduciary Counsel); and (iv) 11,000 shares of Common Stock issued in connection with the acquisition by the Company of all of the assets and certain of the liabilities of EMCO. All shares of stock issued by the Company during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the SEC.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

       Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

ITEM 5.   OTHER INFORMATION

       Under applicable regulations of the Securities and Exchange Commission, all proposals of stockholders to be considered for inclusion in the proxy statement for the 1999 Annual Meeting of Stockholders must be received by the Company by December 30, 1998. The By-Laws of the Company provide that stockholder proposals, including nominations of directors, that do not appear in the proxy statement may be considered at a meeting of stockholders only if written notice of the proposal is received by the Secretary of the Company not less than 60 days and not more than 90 days prior to the anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder must be delivered not earlier than the 10th day prior to such annual meeting and not later than the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Company. Under the By-Laws of the Company, the date by which written notice of a proposal must be received by the Company to be considered at the 1999 Annual Meeting of Stockholders is March 21, 1999.

       At the 1999 Annual Meeting of Stockholders, the individuals named in the proxy relating to such meeting will exercise discretionary authority to vote on any matter brought before the meeting with respect to which the Company was provided with notice after December 30, 1998 and before March 21,

1999. In addition, the Company will include in the proxy statement advice on the nature of the matter and how the individuals named in the proxy relating to such meeting intend to exercise their discretion to vote on each matter. Notwithstanding the above, the individuals named in the proxy relating to such meeting shall not exercise discretionary authority over a matter if: (i) the Company receives notice of such matter by March 21, 1999; (ii) by March 21, 1999, the proponent of such matter (the "Proponent") provides the Company with a written statement that the Proponent intends to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under Delaware law to carry the proposal; (iii) the Proponent includes the same statement in its proxy materials filed under Rule 14a-6 of the Securities Exchange Act of 1934, as amended; and (iv) immediately after soliciting the percentage of stockholders required to carry the proposal, the Proponent provides the Company with a statement from any solicitor or other person with knowledge that the necessary steps have been taken to deliver a proxy statement and form of proxy to holders of at least the percentage of the Company's voting shares required under Delaware law to carry the proposal.

       Any written notice of a stockholder proposal must include the following information: (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made, (i) the name and address of such stockholder, as they appear on the Company's books, and of such beneficial owner, and (ii) the class and number of shares of the Company which are owned beneficially and of record by such stockholder and such beneficial owner.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits:

          See Exhibit Index attached hereto.

    (b)   Reports on Form 8-K:

          On August 28, 1998, the Company filed a Current Report on
Form 8-K, as amended by Current Report on Form 8-K/A, to report the acquisitions by the Company of Fiduciary Counsel and certain of the assets and liabilities of EMCO. In connection with the acquisition of Fiduciary Counsel on August 21, 1998, the Company issued 36,110 shares of Common Stock in exchange for all of the outstanding capital stock of Fiduciary Counsel. In connection with the acquisition of all of the assets and certain of the liabilities of EMCO on August 21, 1998, the Company issued 11,000 shares of Common Stock in exchange for such assets and liabilities.

          On September 8, 1998, the Company filed a Current Report on Form 8-K to report the declaration on August 26, 1998 of a dividend distribution of one Preferred Stock Purchase Right (collectively, the "Rights") for each outstanding share of Common Stock. The dividend distribution was payable to the stockholders of record of the Company at the close of business on August 26, 1998. Generally, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of a new series of voting preferred stock, designated as Series D Junior Participating Preferred Stock, $.01 par value, at a price of $200.00 per one one-hundredth of a share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement between the Company and Services, as Rights Agent.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         UNIFIED FINANCIAL SERVICES, INC.
                            (Registrant)


November 20, 1998        By: /s/ Timothy L. Ashburn
                             ----------------------------------------
                             Timothy L. Ashburn, Chairman, President
                             and Chief Executive Officer

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

   4.1 Certificate of Designations, Preferences, and Relative Rights, Qualifications and Restrictions of the Series C 6.75% Cumulative Convertible Preferred Stock of the Company, filed as Exhibit 4.1(d) to the Company's Quarterly Report on From 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

   4.2    Certificate of Designations, Preferences and Rights of
          Series D Junior Participating Preferred Stock of the
          Company.

   4.3 Rights Agreement, dated as of August 26, 1998, between the Company and Unified Fund Services, Inc., filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated September 3, 1998, is incorporated herein by reference.

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

   10.5 Agreement and Plan of Merger, dated July 10, 1998, by and among the Company, Fiduciary Acquisition Corporation, Fiduciary Counsel, Inc., Associated Family Services, Inc., Intellectronic Management Systems, Inc., Jack R. Orben, Andrew E. Beer and Charles C. Hickox, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 28, 1998, is incorporated herein by reference.

   10.6 Agreement and Plan of Merger, dated October 16, 1998, by and among the Company, AmeriPrime Acquisition Corporation, AmeriPrime Financial Services, Inc. and Kenneth D. Trumpfheller, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 5, 1998, is incorporated herein by reference.

   10.7 Agreement and Plan of Merger, dated October 16, 1998, by and among the Company, Equity Acquisition Corporation, Equity Underwriting Group, Inc., John R. Owens and D. Richard Meyer, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 5, 1998, is incorporated herein by reference.

   10.8 Termination Agreement dated as of December 1, 1997 by and among the Company, VAI Acquisition Corporation, Vintage Advisers, Inc. and Timothy L. Ashburn, filed as Exhibit 2.5 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.9 Release and Surrender Agreement dated as of December 1, 1997 by and among the Company, Vintage Advisers, Inc., Timothy L. Ashburn and Jack R. Orben, filed as Exhibit 2.6 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.10 Employment Agreement dated as of June 1, 1997 by and between Health Financial, Inc. and Dr. Gregory W. Kasten, filed as
          Exhibit 10.1 to Amendment No. 1 to the Company's
          Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.11 Business Loan Agreement dated as of September 10, 1997 by and between the Company and Bank One, Indiana, N.A., filed as Exhibit 10.2 to Amendment No. 1 to the Company's
          Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.12 Commercial Security Agreement dated as of September 10, 1997 by and between the Company and Bank One, Indiana, N.A., filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.13 Promissory Note dated as of September 10, 1997 issued by the Company in favor of Bank One, Indiana, N.A., filed as
          Exhibit 10.4 to Amendment No. 1 to the Company's
          Registration Statement on Form 10-SB, is incorporated herein by reference.

   10.14 Unified Financial Services, Inc. 1998 Stock Incentive Plan, filed as Annex A to the Company's Proxy Statement for the Company's 1998 Annual Meeting, is incorporated herein by reference.

   11.1   Computation of Per Share Earnings.

   27.1   Financial Data Schedule (September 30, 1998).