Form 10KSB
period 1998-12-31
UNIFIED FINANCIAL SERVICES INC
filed 1999-04-15
CIK 1033926

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998  Commission file number 0-22629

                     UNIFIED FINANCIAL SERVICES, INC.
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           Delaware                                 35-1797759
-------------------------------        ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

431 North Pennsylvania Street, Indianapolis, Indiana             46204-1873
---------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (317) 634-3301
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act
                                            Common Stock, $.01 par value
                                            Preferred Stock, $.01 par value
                                            -------------------------------
                                                    (Title of Class)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X .   No    .
    ---       ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

   For the fiscal year ended December 31, 1998, revenues totaled:
$22,971,836.

   As of March 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately
$53,754,960.

   As of March 31, 1999, there were 2,275,580 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

   The following document is incorporated by reference into the indicated Part of this Report:

            Document                Part of Form 10-KSB
            --------                -------------------

  Proxy Statement for the 1999
 Annual Meeting of Stockholders            III

Transitional Small Business Disclosure Format:  Yes      ; No   X
                                                    -----     -----

                               UNIFIED FINANCIAL SERVICES, INC.

                                          FORM 10-KSB

                                       TABLE OF CONTENTS
                                                                                         PAGE
                                                                                         ----
PART I
      Item 1.     Description of Business                                                   1
      Item 2.     Description of Property                                                  14
      Item 3.     Legal Proceedings                                                        15
      Item 4.     Submission of Matters to a Vote of Security Holders                      15
      Item 4A.    Executive Officers of the Registrant                                     15

PART II
      Item 5.     Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                  17
      Item 6.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                    17
      Item 7.     Financial Statements                                                     22
      Item 8.     Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                     48

PART III
      Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                        48
      Item 10.    Executive Compensation                                                   48
      Item 11.    Security Ownership of Certain Beneficial Owners and Management           48
      Item 12.    Certain Relationships and Related Transactions                           48
      Item 13.    Exhibits and Reports on Form 8-K                                         48

SIGNATURES                                                                                 50


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

GENERAL

   Unified Financial Services, Inc., a Delaware corporation ("Unified" or the "Company"), was organized on December 7, 1989. Reference in this filing to the "Company" or "Unified" includes Unified and its subsidiaries. The following table sets forth the Company's active subsidiaries as of March 31, 1999.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          PERCENT
                                          PRINCIPAL PLACE                                                                OWNED BY
        SUBSIDIARY NAME                     OF BUSINESS                    DESCRIPTION OF SUBSIDIARY                      COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
Unified Management Corporation          Indianapolis, Indiana    A licensed National Association of                        100%
                                                                 Securities Dealers, Inc. ("NASD") broker-dealer
-----------------------------------------------------------------------------------------------------------------------------------
Unified Fund Services, Inc.             Indianapolis, Indiana    A registered investment adviser and transfer agent        100%
-----------------------------------------------------------------------------------------------------------------------------------
Health Financial, Inc.                  Lexington, Kentucky      A registered investment adviser                           100%
-----------------------------------------------------------------------------------------------------------------------------------
First Lexington Trust Company           Lexington, Kentucky      A non-bank affiliated trust company that is regulated     100%
                                                                 by the Department of Financial Institutions,
                                                                 Commonwealth of Kentucky
-----------------------------------------------------------------------------------------------------------------------------------
Unified Internet Services, Inc.         Indianapolis, Indiana    An internet services company                              100%
-----------------------------------------------------------------------------------------------------------------------------------
Resource Benefit Planners, Inc.         Lexington, Kentucky      A professional services firm                              100%
-----------------------------------------------------------------------------------------------------------------------------------
Unified Investment Advisers, Inc.       Indianapolis, Indiana    A provider of mutual fund advisory services for the       100%
                                                                 Unified Funds, the Company's no load mutual fund family
-----------------------------------------------------------------------------------------------------------------------------------
Fiduciary Counsel, Inc                  New York, New York       An investment management firm                             100%
-----------------------------------------------------------------------------------------------------------------------------------
EMCO Estate Management Company, Inc.    New York, New York       A wealth management firm                                  100%
-----------------------------------------------------------------------------------------------------------------------------------
AmeriPrime Financial Services, Inc.     Southlake, Texas         A provider of administrative, regulatory, compliance      100%
                                                                 and start-up support services to investment advisors,
                                                                 banks and other money managers in their proprietary
                                                                 mutual fund efforts
-----------------------------------------------------------------------------------------------------------------------------------
AmeriPrime Financial Securities, Inc.   Southlake, Texas         An NASD broker-dealer in all 50 states                    100%<F1>
-----------------------------------------------------------------------------------------------------------------------------------
Equity Underwriting Group, Inc.         Lexington, Kentucky      A holding company that provides, through its              100%
                                                                 subsidiaries, specialty insurance products as a
                                                                 general agent or broker
-----------------------------------------------------------------------------------------------------------------------------------
Equity Insurance Managers, Inc.         Lexington, Kentucky      A provider of specialty property and casualty             100%
                                                                 insurance products as a managing general agent and
                                                                 broker
-----------------------------------------------------------------------------------------------------------------------------------
21st Century Claims Service, Inc.       Lexington, Kentucky      A provider of adjusting services and third-party          100%<F2>
                                                                 claim administration services
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          PERCENT
                                          PRINCIPAL PLACE                                                                OWNED BY
        SUBSIDIARY NAME                     OF BUSINESS                    DESCRIPTION OF SUBSIDIARY                      COMPANY
-----------------------------------------------------------------------------------------------------------------------------------
Equity Insurance Administrators, Inc.   Lexington, Kentucky      A provider of third-party claim administration            100%<F3>
                                                                 services to insurance companies and program managers
-----------------------------------------------------------------------------------------------------------------------------------
Equity Insurance Managers of            Illinois                 A wholesale brokerage firm                                 55%<F4>
Illinois, L.L.C. (d/b/a/ Irland &
Rogers)
-----------------------------------------------------------------------------------------------------------------------------------
Commonwealth Premium Finance            Lexington, Kentucky      A provider of financing for the payment of premiums       100%
Corporation                                                      on insurance coverage placed by Equity Underwriting
                                                                 Group, Inc.
-----------------------------------------------------------------------------------------------------------------------------------
Strategic Fund Services, Inc.           New York, New York       A provider of mutual fund administration services         100%
-----------------------------------------------------------------------------------------------------------------------------------
Unified Aviation, Inc.                  Lexington, Kentucky      An aviation operating company                             100%
-----------------------------------------------------------------------------------------------------------------------------------
VSX Technologies, Inc.                  New York, New York       A developer of software systems for the brokerage         100%
                                                                 industry
-----------------------------------------------------------------------------------------------------------------------------------
Unified Capital Resources, Inc.         New York, New York       An investment and merchant banking company                100%
-----------------------------------------------------------------------------------------------------------------------------------
M. Wilson & Associates, Inc.            Lexington, Kentucky      A claim processing and management company                 100%<F5>
-----------------------------------------------------------------------------------------------------------------------------------

_____________________________________

<F1> AmeriPrime Financial Securities, Inc. is a wholly owned subsidiary of AmeriPrime Financial Services, Inc.
<F2> 21st Century Claims Service, Inc. is 50% owned by Equity
     Underwriting Group, Inc. and 50% owned by Equity Insurance Managers,
     Inc.
<F3> Equity Insurance Administrators, Inc. is a wholly owned subsidiary of Equity Insurance Managers, Inc.
<F4> Equity Insurance Managers of Illinois, L.L.C. is 55% owned by
     Equity Insurance Managers, Inc.
<F5> M. Wilson & Associates, Inc. is a wholly owned subsidiary of Equity
     Underwriting Group, Inc.

     The Company conducts substantially all of its operations through its wholly owned subsidiaries. The Company's principal business is to provide and maintain vertical integration in the financial services industry for its subsidiaries, a "platform" that creates synergy and revenues among its subsidiaries from the fees associated with gathering, managing, maintaining and servicing assets under management. The Company currently maintains approximately $1.5 billion of assets under management and approximately $5 billion of assets under service. The vertically integrated "platform," a subsidiary "home" for managing and servicing virtually every type of wealth-building asset, is primarily accomplished through three strategies:
(1) consolidating financial services companies that expand or deepen the integration by means of tax-free, stock-for-stock, pooling-of-interests transactions (This particular consolidation strategy is driven by the Company's goal to protect, maintain, nurture and advance the entrepreneurial spirit of small businesses by providing capital, synergy and vertical integration in an "autonomous" subsidiary environment.); (2) consolidating small mutual funds into the Company's mutual fund families by means of tax-free reorganizations (The mutual fund consolidation strategy is assisted by the Company's mutual fund services capabilities and a highly qualified systems staff which provides innovative and flexible programming options, alternatives and solutions required by small mutual funds to compete against the larger more capitalized mutual fund families.); and (3) the formation of new subsidiaries to develop proprietary products and services that deepen the integration and enhance and advance the synergy and revenues among the Company's subsidiaries.

     Once a component of the Company's vertically integrated network, each subsidiary then implements its individual business plan in an autonomous environment and achieves its growth and thereby increases earnings and share value predominantly by: (1) leveraging the existing infrastructure and utilizing the vertically integrated platform to fully realize and effect the synergy and the related earnings impact to the Company's stock; (2) consolidations by the subsidiary, using the Company's stock and/or capital, to acquire important and critical business components along its horizontal business plane; (3) utilizing the Company's capital for necessary expansion; (4) traditional advertising, marketing and selling of the subsidiary's products and services; and (5) networking with the Company's subsidiaries.

     The Company positions itself as the new, "consumer first," consumer-focused company missioned to build financial knowledge, through information and a diverse range of options, to provide more individual (client) control in the long-term quest to build financial security. The Company provides management services, working capital, systems support and development and equipment for its wholly owned subsidiaries. The Company's principal business is (1) providing for its subsidiaries a platform for attaining and maintaining vertical integration in the financial services and insurance industries by means of an aggressive merger and acquisition program featuring stock-for-stock pooling-of-interests transactions and (2) providing management services and equipment for its subsidiaries, which, in turn, concentrate their services over the following lines of business in the financial services and insurance industries: (i) mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution; (ii) brokerage and securities services, including third-party introduced clearing services; (iii) investment advisory and asset management services for various asset management categories and objectives; (iv) tax-free reorganizations and consolidations of financial services companies and small mutual funds; (v) certain non-bank custodial services; (vi) trust and retirement services; (vii) qualified plan services, including plan participant education; (viii) internal and external proprietary product and systems development for financial services institutions, predominantly mutual funds, including the Unified Funds, a family of no-load mutual funds sponsored by UIA
(hereinafter referred to as the "Unified Funds"); (ix) asset allocation services; (x) investment advisory services; (xi) financial planning services; (xii) Internet technology and services; (xiii) specialty insurance general agent and brokerage services; (xiv) adjusting services;
(xv) third-party claim administration services; (xvi) financing for the payment of insurance premiums; and (xvii) claim processing and management.

     Unified's principal executive offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana 46204, and its telephone number is (317) 634-3301. The Company also maintains administrative offices at 2353 Alexandria Drive, Suite 100, Lexington, Kentucky 40504, telephone number (606) 296-4407; 220 Lexington Green Circle, Suite 600, Lexington, Kentucky 40512, telephone number (606) 245-2500; 1793 Kingswood Drive, Southlake, Texas 76092, telephone number (817) 431-2197; and at 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number (212) 852-8852.

ACQUISITIONS AND ASSET PURCHASES

     The following table lists the acquisitions and asset purchases completed by the Company during the years ended December 31, 1998 and 1997. No acquisitions or asset purchases were completed in 1996.

-----------------------------------------------------------------------------------------------------
                                                              CONSIDERATION
                                                         ------------------------
                                                                        SHARES OF
                                                                         COMMON           ACCOUNTING
ACQUISITIONS AND ASSET PURCHASES COMPLETED     DATE        CASH           STOCK             METHOD
-----------------------------------------------------------------------------------------------------
Health Financial, Inc.                       06/01/97                    325,000            Pooling
First Lexington Trust Company                12/31/97                     80,008            Pooling
Resource Benefit Planners, Inc.              03/10/98                     12,000            Pooling
Unified Investment Advisers, Inc.            03/31/98                      <F1>              <F1>
Fiduciary Counsel, Inc.                      08/21/98    $800,835         36,110           Purchase
EMCO Estate Management Company, Inc.<F2>     08/21/98                     11,000            Pooling
Equity Underwriting Group, Inc.<F3>          12/17/98                    241,745            Pooling
Commonwealth Premium Finance Corporation     12/17/98                     12,800            Pooling
Strategic Fund Services, Inc.                12/22/98                      7,500            Pooling
AmeriPrime Financial Services, Inc.<F4>      12/31/98                    410,000            Pooling
-----------------------------------------------------------------------------------------------------

<F1> UIA became a wholly owned subsidiary of the Company upon the surrender to UIA by all of its stockholders (other than the Company) of their capital stock.
<F2> The Company purchased certain of the assets and business and assumed certain of the obligations of The Patty Corporation (f/k/a EMCO Estate Management Company, Inc.). The acquisition company used by the Company to acquire such assets and obligations changed its name after the acquisition to EMCO Estate Management Company, Inc.
<F3> Equity Underwriting Group, Inc. is a 100% shareholder of Equity
     Insurance Managers, Inc. and a 50% owner of 21st Century Claims Service, Inc. Equity Insurance Managers, Inc. is a 100% shareholder of Equity Insurance Administrators, Inc., a 50% shareholder of 21st Century Claims Service, Inc. and a 55% shareholder of Equity Insurance Managers of Illinois, L.L.C. (d/b/a/ Irland & Rogers).
<F4> AmeriPrime Financial Services, Inc. is a 100% shareholder of
     AmeriPrime Financial Securities, Inc.

RECENT DEVELOPMENTS AND PENDING TRANSACTIONS

     On January 1, 1999, the Company consummated the acquisition of
M. Wilson & Associates, Inc., a Kentucky corporation ("M. Wilson & Associates"). In connection with the acquisition, Equity purchased all of the outstanding capital stock of M. Wilson & Associates for a purchase price of 3,636 shares of Common Stock. The acquisition was accounted for pursuant to the pooling-of-interests method of accounting.

     M. Wilson & Associates is a claim processing and management company that has experience in handling liability, property and workers compensation claims for a self-insured trust fund. M. Wilson & Associates processes claims for an occupational accident program for independent truckers. M. Wilson & Associates also does statewide property adjusting for Kentucky risk and insurance service division and property adjusting for the Fair Plan of Louisville, Kentucky.

     On October 16, 1998, the Company entered into an Agreement and Plan of Merger with Commonwealth Investment Services, Inc., a Kentucky corporation ("Commonwealth"), pursuant to which the Company will acquire Commonwealth through a merger of Commonwealth with and into HFI Acquisition Corporation, a Kentucky corporation and a wholly owned subsidiary of the Company

("HFI"). In connection with the acquisition, the Company will issue a total of 27,500 shares of Common Stock, $.01 par value of Unified (the "Unified Stock"), and the associated preferred share purchase rights (the "Rights" and collectively with the Unified Stock, the "Common Stock") under the Company's Rights Agreement, dated August 26, 1998, between the Company and Unified Fund Services, Inc. ("Unified Fund Services") (the "Rights Agreement"), in exchange for all of the outstanding capital stock of Commonwealth. Consummation of the acquisition is subject to various closing conditions and is intended to be accounted for pursuant to the pooling-of-interests method of accounting.

     Commonwealth provides investment services to individuals, businesses and institutions throughout the Commonwealth of Kentucky and surrounding areas through a network of independent agents, primarily certified public accountants.

     On March 25, 1999, the Company entered into an Agreement and Plan of Merger with Fully Armed Productions, Inc., a Kentucky corporation ("Fully Armed Productions"), pursuant to which the Company will acquire Fully Armed Productions through a merger of FAP Acquisition Corporation, a Kentucky corporation and a wholly owned subsidiary of the Company ("FAP"), with and into Fully Armed Productions. In connection with the acquisition, the Company will issue a total of 18,182 shares of Common Stock in exchange for all of the outstanding capital stock of Fully Armed Productions. Consummation of the acquisition is subject to various closing conditions and is intended to be accounted for pursuant to the pooling-of-interests method of accounting.

     Fully Armed Productions provides creative and technological services for the television, radio and Internet industries through its specialty production capabilities. Fully Armed Productions performs videography, programming and production services for NBC, ESPN and numerous cable, satellite and television stations, including services for the past two Olympic games.

     The Company has filed applications with the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC") with respect to the organization by the Company of a Federal savings bank (the "Savings Bank") which would be headquartered at 2353 Alexandria Drive, Lexington, Kentucky, and is intended to be named Unified Banking Company. The Company expects to commence operations of the Savings Bank during the third quarter of 1999, subject to the receipt of the required regulatory approvals and the issuance of a charter. The Savings Bank would be a member of the Savings Association Insurance Fund of the FDIC. The Savings Bank will offer various bank products and services (including but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to the general public, its banking customer base and to the Company's subsidiaries' customer bases, including investors in the mutual funds managed, advised or administered by the Company's subsidiaries.

     On March 25, 1999, the Board of Directors of the Company adopted a resolution approving an amendment to the Company's Amended and Restated Certificate of Incorporation. Such proposed amendment would increase the number of shares of authorized Common Stock from 10,000,000 shares to 20,000,000 shares. The amendment is subject to stockholder approval at the 1999 Annual Meeting of Stockholders.

     On March 25, 1999, the Board of Directors of the Company adopted a resolution to amend and restate the Unified Financial Services, Inc. 1998 Stock Incentive Plan (the "Plan") to decrease to 500,000 the number of shares of Common Stock that may be issued pursuant to the Plan. The amended Plan, which is to be entitled the Amended and Restated Unified Financial Services, Inc. 1998 Stock Incentive Plan, is subject to stockholder approval at the 1999 Annual Meeting of Stockholders.

THE COMPANY'S SUBSIDIARIES AND OPERATIONS

     As of March 31, 1999, the Company had 22 active subsidiaries through which it conducted its operations, all of which are described below.

     UNIFIED FUND SERVICES, INC. Unified Fund Services, an Indiana corporation, is a registered transfer agent and mutual fund services company, and provides transfer agency, fund accounting, administrative and start-up services for mutual funds. Unified Fund Services' primary services include: mutual fund transfer agency and shareholder recordkeeping; shareholder services support; mutual fund start-up services; administration; fund accounting; compliance; asset allocation services; statement processing; retirement plan services; and fulfillment. Unified Fund Services also provides all of the mutual fund services for the Unified Funds portfolios, and performs other clerical functions for the Unified Funds in addition to typical mutual fund services.

     UNIFIED MANAGEMENT CORPORATION. UMC, an Indiana corporation, is a registered broker dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the NASD. UMC specializes in mutual fund distribution and shareholder servicing liaison providing such services as: mutual fund distribution, distribution services and support; mutual fund conversion support for broker-dealer requirements; mutual fund trades; individual retirement account ("IRA") custodial services; 12b-1 maintenance, accounting and marketing support; securities (stock and bond) brokerage; brokerage clearing and execution services; consolidated brokerage statement processing; mutual fund and brokerage software development; asset allocation and performance measurement services and statement processing; and retirement account record keeping.

     UMC, as a broker-dealer subsidiary of the Company, functions as the distributor of the Unified Funds and also provides specialty services for certain customers of the Unified Funds in addition to its discount brokerage activities. The brokerage subsidiary clears, on a fully-disclosed basis, through U.S. Clearing, a division of Fleet Securities, Inc., and Pershing, a division of Donaldson, Lufkin & Jenrette Securities Corporation.

     HEALTH FINANCIAL, INC. Health Financial, Inc., a Kentucky corporation formed in 1986 ("Health Financial"), is an SEC registered investment adviser. As of December 31, 1998, Health Financial managed approximately $360 million in assets for both individuals and institutions, principally private pension plans and foundations. Health Financial specializes in an investment management philosophy that features a balanced discipline of asset allocation utilizing no-load index funds over six asset classes, including an S&P 500 index, a small cap U.S. bond index, an international stock index, a REIT index and cash.

     FIRST LEXINGTON TRUST COMPANY. First Lexington Trust Company, a Kentucky corporation ("First Lexington"), is a non-bank trust company specializing in retirement plans. As of December 31, 1998, First Lexington maintained approximately $96 million in assets under management. Directed by its trust investment committee, the Lexington-based Kentucky trust company provides the same investment philosophy as its sister company, Health Financial, while providing full trust powers and retirement plan services to its customer base. Chartered in 1994, First Lexington is regulated by the Kentucky Commissioner of Banking under the Department of Financial Institutions, Commonwealth of Kentucky.

     UNIFIED INTERNET SERVICES, INC. In 1998, the Company formed Unified Internet Services, Inc., an Indiana corporation ("Unified Internet Services"), to develop the Company's website, website television programming and its proprietary search engine for the financial services industry. It is currently anticipated that Unified Internet Services will develop the Company's other industry-related internet products, including an interactive "switch" that will allow consumers access to the Company's products, via their television, cable or satellite stations. The Company anticipates development of such products to be completed by the end of 1999.

     RESOURCE BENEFIT PLANNERS, INC. Resource Benefit Planners, Inc., a Kentucky corporation ("Resource Benefit Planners"), is a professional services firm specializing in qualified retirement plans. Resource Benefit Planners provides the following specific services to the retirement industry and to the Company's customer base: retirement plan consulting, recordkeeping, trust accounting services, plan participant education, feasibility studies, originations, terminations, implementations, installations, employee communications and administration.

     UNIFIED INVESTMENT ADVISERS, INC. UIA, a Delaware corporation, provides mutual fund advisory services for the Unified Funds and is an important component in the tax-free reorganization strategy for consolidating small mutual fund assets. UIA also retains the exclusive rights to the proprietary V.O.I.C.E. product (Vision for Ongoing Investment
                                              -          -       -
in Charity and Education), which the Company believes is a significant and
   -           -
valuable asset for the future gathering of mutual fund assets.

     FIDUCIARY COUNSEL, INC. Fiduciary Counsel, Inc., a Delaware corporation that is based in New York City ("Fiduciary"), provides on a customized basis professional investment management to individuals and institutions located throughout the United States and Western Europe. The Fiduciary Counsel philosophy is primarily "fundamentalist" and encompasses the long-term investment viewpoint that includes: (1) preservation of capital and maintenance of purchasing power of client dollars; (2) protection against foreseeable market hazards; and (3) sound long-term capital appreciation.

     EMCO ESTATE MANAGEMENT COMPANY, INC.  EMCO Estate Management
Company, Inc., a Delaware corporation ("EMCO"), is a wealth management firm based in New York City. EMCO provides fee only services to individuals, families and fiduciaries. EMCO professionals assist clients in a variety of disciplines, including the following: financial, tax and estate planning; family office services such as budgeting, bill paying and payroll administration; trust administration; and income tax return preparation and filing for individuals, trusts, partnerships and small businesses.

     AMERIPRIME FINANCIAL SERVICES, INC. AmeriPrime Financial Services, Inc. ("AmeriPrime") is a Texas corporation headquartered in Southlake, Texas. AmeriPrime provides administrative, regulatory, compliance and start-up support services to investment advisors, banks and other money managers in their proprietary mutual fund efforts. AmeriPrime provides mutual fund distribution through its subsidiary, AmeriPrime Financial Securities, Inc. ("AFSI"). AmeriPrime is the administrator of the AmeriPrime Funds, an open-end management investment company consisting of multiple series, each managed by unaffiliated registered investment advisors, and sponsored by AFSI (the "AmeriPrime Funds"), and AmeriPrime Insurance Trust, an open-end management investment company consisting of multiple series, each managed by unaffiliated registered investment advisors, and sponsored by AFSI ("AmeriPrime Insurance Trust"). As of December 31, 1998, AmeriPrime supported 35 mutual funds consisting of over $500 million in assets under management.

     AMERIPRIME FINANCIAL SECURITIES, INC. AFSI, a Texas corporation headquartered in Southlake, Texas, is an NASD broker-dealer registered in all 50 states. AFSI, as the broker-dealer of AmeriPrime, functions as the distributor of AmeriPrime's mutual funds, including the AmeriPrime Funds and AmeriPrime Insurance Trust. AFSI also specializes in the administration of mutual funds.

     EQUITY UNDERWRITING GROUP, INC. Equity Underwriting Group, Inc., a Kentucky corporation headquartered in Lexington, Kentucky ("Equity"), is a holding company for Equity Insurance Managers, Inc. ("EIM"), Equity Insurance Managers, Inc. of Illinois, L.L.C. d/b/a/ Irland & Rogers ("EIM of Illinois"), 21st Century Claims Service, Inc. (21st Century") and Equity Insurance Administrators, Inc. ("EIA"), and provides, through its subsidiaries, specialty insurance products as a general agent or as a broker and currently provides services in the States of Kentucky, Tennessee, West Virginia, Ohio, Indiana and Illinois. Equity writes insurance products for primarily niche areas in the insurance marketplace that are considered more "non-standard," representing a higher risk of insured.

     EQUITY INSURANCE MANAGERS, INC. EIM, a Kentucky corporation headquartered in Lexington, Kentucky, operates in the States of Kentucky, Tennessee, West Virginia, Ohio, Indiana and Illinois offering specialty property and casualty insurance products as a managing general agent and broker. The agents that are contracted to write business through EIM principal lines include commercial, auto, garage, packages and general liability. EIM is a member of the American Association of Managing General Agents ("AAMGA"), National Association of Professional Surplus Lines Offices Limited ("NAPSLO"), USA Alliance, Kentucky Lloyd's Agents Association, the Kentucky Surplus Line Association and the Insurers of Tennessee. In each of the six operating states, EIM also is an associate member of Independent Insurance Agents and the Professional Insurance Organization.

     EQUITY INSURANCE MANAGERS OF ILLINOIS, L.L.C. D/B/A IRLAND & ROGERS
(55% OWNED). EIM of Illinois, an Illinois limited liability company operating principally in the States of Illinois and Indiana, was formed to purchase the Chicago wholesale brokerage firm Irland & Rogers. The principal lines written as a wholesale broker include excess workers compensation, commercial auto and general liability. EIM of Illinois currently represents multiple insurance companies and has recently received a number of binding authority contracts from Equity to expand into a national oriented brokerage organization. EIM owns 55% of EIM of Illinois.

     21ST CENTURY CLAIMS SERVICE, INC. 21st Century, a Kentucky corporation headquartered in Lexington, Kentucky, provides adjusting services and third-party claim administration services to various companies represented by Equity and other third-party clients. The adjusting resource and knowledge base of 21st Century provides complete program administration to the Equity group. 21st Century is 50% owned by Equity and 50% owned by EIM.

     EQUITY INSURANCE ADMINISTRATORS, INC. EIA, a Kentucky corporation headquartered in Lexington, Kentucky, provides third-party administrative services to insurance companies and program managers. EIA's services include policy issuance on contractual terms or a temporary basis either in a local or remote environment, premium billing and collection on direct or agency bill programs, electronic data translation and transmission services, data warehousing of policy and claims data, policy and claims information retrieval and processing services, imaging and archival services, and policy issuance systems design and support. EIA is a wholly owned subsidiary of EIM.

     COMMONWEALTH PREMIUM FINANCE CORPORATION. Commonwealth Premium Finance Corporation, a Kentucky corporation headquartered in Lexington, Kentucky ("CPFC"), provides financing for the payment of premiums on insurance coverage placed by Equity.

     STRATEGIC FUND SERVICES, INC. Strategic Fund Services, Inc., a Delaware corporation headquartered in New York, New York ("Strategic"), provides mutual fund administration services to smaller mutual funds and fund complexes, utilizing a proprietary database.

     VSX TECHNOLOGIES, INC. VSX Technologies, Inc., a New York corporation formed on March 10, 1999 ("VSX"), develops, implements and operates software systems specifically designed for the brokerage industry.

     UNIFIED CAPITAL RESOURCES, INC. Unified Capital Resources, Inc., a New York corporation ("UCR"), was formed on March 16, 1999 to operate as the Company's investment and merchant banking facility, which involves: (i) assisting in raising funds required to support the Company's capital requirements; (ii) assisting the Company's subsidiaries in merger and acquisition opportunities; (iii) developing an on-line investment banking capability; and (iv) identifying strategic investments which will profitably contribute to the Company's overall results.

     M. WILSON & ASSOCIATES, INC. M. Wilson & Associates, a Kentucky corporation, is a claim processing and management company that has experience in handling liability, property and workers compensation claims for a self-insured trust fund. M. Wilson & Associates processes claims for an occupational accident program for independent truckers.
M. Wilson & Associates also does statewide property adjusting for Kentucky risk and insurance services division and property adjusting for the Fair Plan of Louisville, Kentucky.

     UNIFIED AVIATION, INC. Unified Aviation, Inc., a Delaware corporation formed on February 23, 1999 ("Unified Aviation"), is an aviation operating company.

THE COMPANY'S AFFILIATED MUTUAL FUNDS

     As of December 31, 1998, the Unified Funds maintained approximately $68.3 million in total net assets, predominantly in its money market portfolio. AmeriPrime Insurance Trust maintained approximately $100,000 in total net assets, and the AmeriPrime Funds maintained approximately $84.2 million in total net assets.

     The Unified Funds features its proprietary property, V.O.I.C.E. (Vision for Ongoing Investment in Charity and Education).(sm) The Unified
 -          -       -             -           -
Funds' mission, largely due to its relationship with UIA, is to capture existing small fund assets via: tax-free reorganizations; acquisitions; asset mergers; construction of portfolios for certain registered investment advisers; and the marketing of its V.O.I.C.E.(sm) concept. One of the three Unified Fund's equity portfolios is a fund-of-funds.

     Each of the AmeriPrime Funds and AmeriPrime Insurance Trust are administered by AmeriPrime and distributed by AFSI. With respect to AmeriPrime Insurance Trust, shares of the funds are sold exclusively to separate accounts of insurance companies that offer variable annuity contracts or variable life insurance policies.

     The Board of Trustees of the Unified Funds consists of five disinterested trustees and one interested trustee, Timothy L. Ashburn, the Chairman of the Board, President and Chief Executive Officer of the Company. The Board of Trustees of each of the AmeriPrime Funds and AmeriPrime Insurance Trust consists of two disinterested trustees and one interested trustee, Kenneth D. Trumpfheller, a director and the President and Secretary of each of AmeriPrime and AFSI.

THE PHILANTHROPIC V.O.I.C.E.(SM) (VISION FOR ONGOING INVESTMENT IN CHARITY
                                  -          -       -             -
AND EDUCATION)(SM) PROGRAM.
    -

     The Company oversees and manages the V.O.I.C.E.(sm) program for UIA, exclusively for the Unified Funds. V.O.I.C.E.(sm) is a unique and innovative philanthropic program through which individuals and institutions can cause contributions to be made to educational, charitable and philanthropic "not-for-profit" organizations at no expense to the Unified Fund or to the shareholder. UIA makes the contributions from its own revenue to certain accredited college or university endowments or general scholarship funds designated by qualifying shareholders.

     The Unified Funds, since their formation in December 1994, have licensed the V.O.I.C.E.(sm) program from UIA and, pursuant to the licensing agreement, UIA is required to make a contribution each quarter on behalf of each qualifying Unified Fund shareholder participating in the V.O.I.C.E.(sm) program. All shareholders in all Unified Funds maintaining an average annualized aggregate net asset value of $25,000 or more over the period of an entire calendar quarter will be qualified to designate an eligible institution to receive a donation under the program for that quarterly period. UIA will contribute, on a quarterly basis, an amount equal to that quarter's portion of 0.25% of the average annualized aggregate net asset value, as long as the average annualized aggregate net assets remain above $25,000 for the quarterly period. Although the contributions will be made in the shareholder's name and behalf, there are no tax deductions or tax advantages to the shareholders, since UIA is making the contributions on behalf of the shareholders and neither the shareholders' nor the Funds' assets are reduced. The contributions made by UIA during fiscal years 1998 and 1997 were $9,872 and $11,789, respectively.

     Philanthropic institutions outside the area of education may be accepted, at the discretion of UIA. The V.O.I.C.E.(sm) program is the proprietary property of UIA.

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

     The securities industry, including broker-dealer, investment advisory and transfer agency firms in the United States, are subject to extensive regulation under Federal and state laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD. The regulations to which broker-dealers are subjected cover all aspects of the securities business, including sales methods, trade practices, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional state and Federal legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the methods of operation and profitability of money managers, broker-dealers and transfer agents. Subject to certain preemptive Federal law, investment-related firms also are subject to regulation and licensing by state securities commissions in the states in which they transact business. The SEC, state securities administrators and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of an investment adviser or broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers, investment advisers and transfer agents is the protection of customers and the securities markets rather than protection of creditors and shareholders of such firms. The Company also is subject to extensive regulation as to its duties, affiliations, conduct and limitations on fees.

     The insurance industry is highly regulated by state law. CPFC must be licensed as a premium finance company in the states of Kentucky, Tennessee, Illinois and Ohio. Although CPFC also conducts business in the states of West Virginia and Indiana, such states presently do not require premium finance licensure. Applicable regulations in all states in which CPFC conducts business require the approval of service charges, forms and applications used by CPFC in its business and also require compliance with certain recordkeeping and record inspection requirements.

     The Company's other insurance-related subsidiaries also are subject to state regulation. 21st Century must be licensed as a claims adjusting company in all states in which it conducts business or, in the alternative, must employ licensed claims adjusters. Each of EIM and EIM of Ill. must be licensed as a managing general agent or broker in most states in which it conducts business and, in some instances, must employ licensed agents. Most insurance programs written by EIM and EIM of Ill. are subject to some degree of regulation by state insurance departments. Violations of state regulations may subject these companies to civil and criminal penalties, including fines.

INDUSTRY REGULATIONS

     The Company's broker-dealer subsidiaries, UMC and AFSI, are NASD members. The NASD is a self-regulatory organization that has prescribed rules with respect to maximum commissions, charges and fees related to sales of shares in any open-end investment company registered under the 1940 Act.

     Each of UIA, Health Financial and Fiduciary Counsel is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). UIA serves as the adviser to the Unified Funds. Under the Advisers Act, it is unlawful for any investment adviser to: (1) employ any device, scheme or artifice to defraud any client or prospective client; (2) engage in any transaction, practice or course of business that operates as a fraud or deceit upon any client or prospective client; or (3) engage in any act, practice or course of business that is fraudulent, deceptive or manipulative.

     The Company aggressively pursues a strategy of acquiring investment advisers to mutual funds. Once an investment adviser is acquired, its advisory agreement is assigned to the Company and automatically terminates under the 1940 Act. UIA's assumption of an advisory agreement must be approved by a majority of the fund's board of directors and a majority of its outstanding voting securities. An investment adviser purchased by the Company may not benefit from the sale of its advisory business to UIA which results in the assignment of an advisory contract with a mutual fund unless, for a period of three years after the sale, at least 75% of the board of directors of the fund are not interested persons of the new adviser or the predecessor adviser, and no unfair burden is imposed on the fund as a result of the sale. This 75% requirement is stricter than the general requirement that only two-thirds of mutual fund's board of directors must be "disinterested" under the 1940 Act. The effect of such transfer results in the assignment of the old investment advisory agreement, which requires the new agreement to be approved by the Boards of Trustees and the acquired fund's shareholders. There can be no assurances that a fund's board or its shareholders will approve an advisory agreement with UIA after UIA has acquired the former adviser to the fund. In addition, UIA may be required to assume an advisory contract previously entered into under disadvantageous terms in order to convince the fund's board or its shareholders to approve UIA's assumption of the agreement.

     Mutual fund directors and investment advisers to mutual funds are deemed to be "fiduciaries" of the fund. The SEC is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by any officers, directors, investment advisers and principal underwriters of a fund. Shareholders or the SEC also may bring an action against the officers, directors, investment adviser or principal underwriters for breach of fiduciary duty in establishing the compensation paid to the investment adviser or underwriter. An investment adviser or underwriter to a fund, its principals and its employees, also may be subject to proceedings initiated by the SEC to impose remedial sanctions for violation of any provision of the Federal securities laws and the regulations adopted thereunder, and the SEC may preclude a firm that has been sanctioned from continuing to act in such capacity. Investment companies such as the Unified Funds, the AmeriPrime
Funds and AmeriPrime Insurance Trust are subject to substantive regulation under the 1940 Act. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at the next-determined net asset value plus any sales load. A fund's management agreement initially must be approved by the fund's board of directors and a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. A fund's management agreement must automatically terminate in the event of assignment and typically is subject to termination upon 60-days notice by the board or by a vote of the majority of the outstanding voting shares. The underwriting or distribution agreement also must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate are prohibited.

REGULATORY PENALTIES FOR FAILURE TO MAINTAIN MINIMUM NET CAPITAL
REQUIREMENTS

     The Exchange Act imposes minimum net capital requirements for broker-dealer firms. A decrease below the minimum level of net capital required to be maintained by UMC and AFSI under the Exchange Act could force UMC and AFSI to suspend activities pending recovery of net capital. Factors that may affect UMC's and AFSI's net capital include the general investment climate as well as the ability of the Company to obtain any assets necessary to contribute equity capital to UMC and AFSI.

RISKS OF BUSINESS

     The Company's investment advisory, transfer agent, shareholder servicing and broker-dealer businesses are subject to various risks and contingencies, many of which are beyond the ability of the Company to control. These risks include: economic conditions generally and, in particular, those affecting the bond and securities markets; fluctuations in interest rates; discretionary income available for investment; customer inability to meet payment or delivery commitments; customer fraud; and employee fraud, misconduct and error.

COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR NONCOMPLIANCE

     Various aspects of the Company's business are subject to Federal and state regulation as well as to oversight by self-regulatory organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser, transfer agent, premium finance and managing general agent licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by the Company or any of its employees to comply with such regulations or with any of the laws, rules or regulations of Federal, state or industry authorities (principally the NASD, SEC and state insurance departments) could result in censure, imposition of fines or other sanctions, including revocation of the Company's right to do business or in suspension or expulsion from the NASD. Any of the foregoing could have a material adverse effect upon the Company. Such regulations are designed primarily for the protection of the investing customers of securities firms and not the Company's stockholders. Finally, there is no assurance that the Company, along with other fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect their business.

COMPETITION

     Since its inception, the Company has encountered substantial competition in the businesses in which it competes. The Company's principal competitors include mutual finds, investment advisors, investment counsel firms and financial institutions such as banks, savings and loan institutions and credit unions. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of the Company's business are competitive, including competition for mutual fund assets to manage. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with the Company and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. The Company's affiliated mutual funds are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the Unified Funds, the AmeriPrime Funds or AmeriPrime Insurance Trust. The Company is focused on the niche area of tax-free reorganizations and consolidations of small mutual funds into the Unified Funds family and its proprietary products, such as V.O.I.C.E.(sm) Competition for assets under management is intense from both national and regional based firms. Access to local investment and the population of the region by modern communication systems is so efficient that the Company's geographical position cannot be deemed an advantage. The Company's investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than the Company. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with the Company is a frequent occurrence. The Company directly competes with as many as several hundred firms that are of similar or larger size.
The Company's ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market.
The ability of the Company's investment management subsidiaries to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with the Unified Funds, the AmeriPrime Funds and AmeriPrime Insurance Trust. Many of the Company's competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of the Unified Funds, the AmeriPrime Funds and AmeriPrime Insurance Trust to attract new assets.
The Company expects that there will be increasing pressures among mutual fund sponsors to obtain and hold market share. Although the Company may expand the financial services it can provide to its customers, it does not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

DEPENDENCE ON KEY CLIENTS

     As of December 31, 1998, the Company provided mutual fund services, transfer agency, fund accounting, administration and distribution services to 18 mutual fund families consisting of 53 portfolios. Four of those portfolios, the Unified Funds, originally were organized and are sponsored by UIA. The Unified Funds and those of the remaining parties, have entered into contracts with the Company that typically expire within one to three years. No assurance can be given that any of these third party funds will remain clients of the Company upon expiration or termination of the various administration and distribution agreements. The loss by the Company of such mutual fund clients could have a material adverse effect on the Company.

     Additionally, UMC has entered into clearing agreements with its introduced broker-dealer clients that represent a substantial portion of the assets in the Unified Funds through the use of the Unified Taxable Money Market Funds as their brokerage sweep facility. The introduced broker-dealer relationships also represent a significant portion of UMC's revenues from trading commissions. The loss of clearing clients could have a material adverse effect on the Unified Funds and the Company.

     UIA receives management fees from the Unified Funds. As the Unified Funds' manager and adviser, UIA, and, therefore, the Company, are economically dependent on the Unified Funds for a portion of their revenue.

     Contracts for portfolio management performed by UIA in the case of the Unified Funds are awarded annually by review and approval of the independent Boards of Trustee of the various Unified Funds. The Boards of Trustee consist of six trustees, five of whom are independent, and Timothy L. Ashburn who is affiliated with the Company. These Boards also are responsible for awarding the Company's subsidiaries the various service agreements for the Unified Funds.

DEPENDENCE ON KEY PERSONNEL

     The Company is dependent in a large part on Timothy L. Ashburn, the President, Chief Executive Officer and Chairman of the Board, as well as a group of senior management personnel. The loss or unavailability of any of these persons could have a material adverse effect on the Company. The Company's success also will depend on its ability to attract and retain highly skilled personnel in all areas of its business. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms in the future. Other than a $1 million policy on the life of each of Timothy L. Ashburn and Dr. Gregory W. Kasten, the President of Health Financial and First Lexington, each a wholly owned subsidiary of the Company, the Company does not presently own insurance covering the lives of the senior management of the Company. There can be no assurance that the services of the senior management of the Company will continue to be available.

EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had 165 employees, of which 158 were full-time employees. None of the employees of the Company and its subsidiaries are subject to a collective bargaining agreement. The Company considers its relationships with its employees and those of the subsidiaries to be good.

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     The Company, through its subsidiary, UMC, leases its corporate headquarters and administrative office facilities located at 431 North Pennsylvania Street, Indianapolis, Indiana. This facility is comprised of approximately 10,820 square feet and is subject to a lease expiring in 2007. Health Financial's, First Lexington's and Resource Benefit Planners' administrative offices are located at 2353 Alexandria Drive, Lexington, Kentucky. The operating lease for Health Financial's and First Lexington's offices expires in 2002 and such offices have approximately 2,320 square feet. The operating lease for Resource Benefit Planners' offices expires in 2002 and such offices have approximately 2,180 square feet. The Company also leases a portion of such property for corporate offices. Fiduciary's, Strategic's, VSX's and UCR's administrative offices are located at 36 West 44th Street, New York, New York. The operating lease for Fiduciary Counsel expires in 2002 and such offices have approximately 3,231 square feet.
Equity's administrative offices are located at 220 Lexington Green

Circle, Suite 600, Lexington, Kentucky. The operating lease for Equity expires in 2001 and such offices have approximately 20,080 square feet. AmeriPrime's administrative offices are located at 175 Westwood Drive, Suite 500, Southlake, Texas. The operating lease for AmeriPrime expires in 1999 and such offices have approximately 600 square feet. The Company's current administrative offices are considered adequate to serve the Company's foreseeable needs. Other than the administrative offices leases, the Company has no other significant property holdings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There were no matters submitted during the quarter ended
December 31, 1998 to a vote of the Company's stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

     The name, age and position with respect to each of the executive officers of the Company are set forth below:

     TIMOTHY L. ASHBURN, 48, has served as Chairman of the Board of the Company since 1989, as Chief Executive Officer from 1989 to 1992 and 1994 to present, and as President since November 1997. Mr. Ashburn was employed by Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of Cardinal Bancshares, a Kentucky bank holding company, for the two-year period from April 1992 through March 1994. Mr. Ashburn also is a director of each of UMC, Unified Fund Services, First Lexington, Health Financial, Resource Benefit Planners, Unified Internet Services, UIA, Fiduciary, EMCO, Equity, CPFC, Strategic, AmeriPrime, AFSI, Unified
Aviation, VSX and UCR, is Chairman of the Board of Trustees, President, Chief Executive Officer and Assistant Secretary of the Unified Funds, is Chairman and Chief Executive Officer of Unified Fund Services, is Chairman of UMC, is President and Assistant Secretary of Unified Aviation, is Assistant Secretary of each of Fiduciary, EMCO, Equity, CPFC, Strategic, AmeriPrime and AFSI and is Vice President and Assistant Secretary of VSX and UCR. Mr. Ashburn is a member of the Executive Committee.

     THOMAS G. NAPURANO, 57, a certified public accountant and a certified management accountant, has served as a director, the Chief Financial Officer and Executive Vice President of the Company since 1989. Mr. Napurano also is a director and the Chief Financial Officer of Unified Internet Services, is a director and the Chief Financial Officer and Executive Vice President of each of UMC and Unified Fund Services, is a director and the Treasurer of Unified Aviation, is a director and the Assistant Treasurer of VSX and UCR, is the Chief Financial Officer and the Treasurer for the Unified Funds, is the Assistant Treasurer of each of Fiduciary, EMCO, Equity and CPFC, and is the Treasurer of each of Strategic, AmeriPrime and AFSI. Mr. Napurano is a member of the Executive Committee.

     LYNN E. WOOD, 52, has served as a director of the Company since 1992 and served as Chief Operating Officer and President of the Company from 1993 through November 1997. Mr. Wood also has served as Executive Vice President of the Company since 1998. Mr. Wood is a director and the

President and Chief Executive Officer of UMC, is a director of Unified Internet Services and is the Assistant Secretary to the Unified Funds.

     DAVID A. BOGAERT, 35, has served as an Executive Vice President of the Company since 1992, as the President of Unified Fund Services since November 1997, as a director and an Executive Vice President of UIA from 1995 and as an Executive Vice President of UMC from 1994 through September 1998. Mr. Bogaert has been the national sales and marketing director since 1995 as well as the telephone service representative, brokerage services supervisor, institutional sales representative and Assistant Vice President from 1986 through 1992.

     DR. GREGORY W. KASTEN, 44, has served as a director of the Company since 1997. Dr. Kasten has served as President and Chief Executive Officer of Health Financial and First Lexington since 1986 and 1994, respectively. Dr. Kasten also is a director of each of Health Financial, First Lexington and Resource Benefit Planners. Dr. Kasten has been awarded Certified Financial Planner and Certified Pension Consultant designations and received a Master of Business Administration degree with an emphasis on Finance and Investment Management. Dr. Kasten also received a medical degree but has retired from medical practice.

     JACK R. ORBEN, 60, has served as a director of the Company since
1989. Mr. Orben also is a director and the Chairman of the Board, Chief Executive Officer and Treasurer of each of Fiduciary Counsel, EMCO and Associated Family Services, Inc. and is a director and the President and Treasurer of Fiduciary Alliance. For various periods during the past five years, Mr. Orben served as the Chairman of the Board, Chief Executive Officer and Treasurer of each of Venvestech Corp., Seward, Groves, Richards & Wells, Starwood Corporation, Fiduciary Alliance Inc., NUSTAR Inc., Intellectronic Management Systems Inc., Economic Analysts Inc., Ra X Productions Inc. and EMCO Nominees Inc. and as a director of UIA. Mr. Orben is a member of the Audit, Nominating and Compensation Committee.

     JOHN R. OWENS, 45, a certified public accountant, has served as a director and an Executive Vice President of the Company since 1998. Mr. Owens has served as a director and the President of Equity since 1998, a director and the Vice-President and a director and the Vice-President, Secretary and Treasurer of CPFC since 1991 and 1998, respectively, a director and the President of each of EIM and EIA since 1990 and 1997, respectively, a director and the Treasurer of 21st Century since 1996 and a director of EIM of Illinois since 1996. Mr. Owens also is a director, the Vice President and Secretary of Unified Aviation. Mr. Owens is a member of the Executive Committee.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     There currently is no established public trading market for the Common Stock. All share and price information has been adjusted to reflect all stock splits and stock dividends paid by the Company since January 1, 1997.

                                    SALES PRICE
                            ---------------------------
                              HIGH                 LOW
                            -------             -------
     1997
     ----
     First Quarter          $0.1028             $0.0935
     Second Quarter              --                  --
     Third Quarter           1.2312              1.2312
     Fourth Quarter              --                  --

     1998
     ----
     First Quarter            25.00               25.00
     Second Quarter           27.50               25.00
     Third Quarter            27.50               25.00
     Fourth Quarter           27.50               27.50

     Because of the closely held nature of the Company, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 15, 1999, the Company reported approximately 270 stockholders of record holding the Common Stock.

     The Company has not paid any cash dividends with respect to the Common Stock during the disclosed time periods.

     For the three months ended December 31, 1998, the only sales of the Company's securities were the following: (i) 7,500 shares of Common Stock issued in connection with the acquisition of Strategic (such shares were issued in exchange for the outstanding capital stock of Strategic); (ii) 241,745 shares of Common Stock issued in connection with the acquisition of Equity (such shares were issued in exchange for the outstanding capital stock of Equity); (iii) 12,800 shares of Common Stock issued in connection with the acquisition of CPFC (such shares were issued in exchange for the outstanding capital stock of CPFC); (iv) 410,000 shares of Common Stock issued in connection with the acquisition of AmeriPrime (such shares were issued in exchange for the outstanding capital stock of AmeriPrime); and
(v) 11,400 shares of Common Stock issued in connection with private offerings of Common Stock at a price of $27.50 per share. All shares of Common Stock issued by the Company during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the SEC.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Total revenue for the year ended December 31, 1998 as compared to the year ended December 31, 1997 increased $3,722,619, or 19.3%, from $19,249,217 to $22,971,836. For such periods, brokerage revenue increased $1,862,142, or 64.8%, investment advisory revenue increased $1,559,894, or 77.8%, financial services administration revenues increased $631,645, or 16.5%, insurance brokerage revenue declined $315,364, or 3.2%, and software and programming services and other income decreased $15,698, or 2.2%. The increase in brokerage revenues primarily was due to $772,000 in commissions received by UMC from the sale of Common Stock in connection with the Company's private placement (the "Private Placement"). Investment advisory revenue increased principally due to growth in assets under management plus the increased revenue ($1,003,472) due to the acquisitions by the Company in March 1998 and August 1998 of UIA and Fiduciary, respectively. Financial services administration revenues increased principally due to growth in assets under services and growth in claim service contracts and premium financing activities. Gross insurance brokerage revenues decreased slightly due to lesser premium income being written in the current year. Overall, $42,934,060 in premiums was written during 1998 as compared to $44,105,396 in 1997, a decrease of 2.7%. Software and programming services and other income declined slightly from 1997 to 1998, principally as a result of additional interest income earned on cash and cash equivalents received in connection with the Private Placement, offset by a reduction in software and programming revenue.

     Gross profit for the year ended December 31, 1998 as compared to the year ended December 31, 1997 increased $2,603,952, or 21.9%, from $11,879,096 to $14,483,048. For such periods, gross profit as a percentage of revenue increased to 63.0% from 61.7%. Brokerage gross profit increased to $1,647,500 for the year ended December 31, 1998 from $1,001,100 for the prior year, reflecting the increased brokerage revenues received by UMC in connection with the Private Placement. Investment advisory gross profit increased to $3,492,672 for the year ended December 31, 1998 from $1,949,749 for the year ended December 31, 1997. For such periods, investment advisory gross profit increased $1,542,923, of which $991,287 was due to the acquisitions of UIA and Fiduciary on March 31, 1998 and August 21, 1998, respectively, plus increased assets under management. Financial services administration gross profit increased to $3,725,593 for the year ended December 31, 1998 from $3,265,090 for the year ended
December 31, 1997, reflecting the increased assets under service and growth in claim service contracts and premium financing activities. Insurance brokerage gross profit of $4,931,363 declined slightly for the year ended December 31, 1998 compared to $5,090,342 for the prior year. The insurance brokerage gross profit decrease was attributable to a premium decline of approximately $3,500,000 in private passenger automobile business, but was tempered by increases in other lines of commercial business, at lower margins. The premium decline is reflective of the very competitive nature of the present insurance market. The increase in all other gross profit of $113,074 reflects the increased interest income earned on cash and cash equivalents received in connection with the Private Placement and the growth in the claims and premium finance operations.

     Income from operations for the year ended December 31, 1998 was $1,195,353, or 5.2% of total revenue, as compared to a loss from operations of $1,017,533 for the prior year. Total expenses for the year ended December 31, 1998 were $13,287,695, or 57.8% of total revenue, as compared to $12,896,629, or 67% of total revenue, for the year ended December 31, 1997. Fiduciary and UIA, each of which was acquired by the Company during 1998, accounted for $1,044,927 of the expenses during 1998 when compared to 1997. The 1998 compensation and benefit expense of $6,698,826, or 50.4% of total expenses, was $919,442 lower than the 1997 total expenses of $7,618,268. The cost of additional personnel hired during 1998 due to increased volume was more than offset by a one-time special bonus paid in 1997 of approximately $125,000, acquisition related guaranteed payments of approximately $825,000 related to the purchase of a new subsidiary and the retirement of stock held by a former shareholder of Equity and an overall reduction in executive compensation in 1998 at Equity. Investment administration expenses increased $180,104 from $235,561 due to a $261,000 one-time charge related to the fund administration activity from 1989 and prior years, partially offset by the increased cost in 1997 due to a change in the Company's fund service provider. The 1997 depreciation and amortization expense reflected accelerated adjustments of $278,000 in goodwill expense related to a subsidiary purchased by Equity. Interest expense related to the cost of capital used to retire the shares held by a former shareholder of Equity.

     For the year ended December 31, 1998, the Company's portion of profit from affiliates was $59,197 as compared to $295,525 profit from affiliates for the year ended December 31, 1997. The Company's portion of the loss of UIA (prior to the Company's acquisition of 100% of the capital stock of UIA on March 31, 1998) was $39,945 as compared to a $160,298 loss for the year ended December 31, 1997. Equity's portion of profit of an affiliate for the year ended December 31, 1998 was $99,142 as compared to $455,823 profit from an affiliate for the year ended December 31, 1997. Unrealized and realized gains on securities of approximately $37,441 in 1998 compared to $76,058 in 1997, reflecting the change in the stock market.

     Net income of $1,132,781 for the year ended December 31, 1998 increased $1,410,714 as compared to a net loss of $277,933 for the year ended December 31, 1997. Increased revenue (19.3%) for the year ended December 31, 1998 more than offset the increased expenses (3.0%) during such year as compared to the year ended December 31, 1997. The growth in assets under management and services, coupled with the commissions received by UMC from the sale of Common Stock in the Private Placement, resulted in increased gross revenue The acquisition of each of UIA and Fiduciary was reported pursuant to the purchase method of accounting and included in the Company's consolidated financial statements from the date of each respective acquisition. The 1998 revenue and expenses from acquisitions were increased 5.2% and 8.1%, respectively. The 1997 expenses from merged subsidiaries reflect acquisition-related compensation, depreciation and amortization and equipment rental expense, net of tax of $898,000.

LIQUIDITY AND CAPITAL RESOURCES

     The assets and liabilities of each of UIA and Fiduciary are included in the Company's balance sheet as of December 31, 1998. The inclusion of these companies and the receipt of funds pursuant to the Private Placement are the principal reasons for the increase of most balance sheet items from December 31, 1997 to December 31, 1998. The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net increase in cash and cash equivalents at year-end 1998 from year-end 1997 was $7,776,107. The principal increase reflects net proceeds from the Private Placement of $10,222,635 and bank borrowings of $3,373,770, which monies offset the $1,706,900 utilized to redeem the Series A and Series B Preferred Stock, as well as cash the Company expended for the purchase of Fiduciary, the purchase of fixed assets and the purchase of common stock of Equity. The Company issued 450,738 shares of Common Stock in 1998. In addition, during May 1998, the Company issued to certain directors, executive officers and agents of the Company 2,100 shares of Series C Preferred Stock for total consideration of $210,000. On August 21, 1998, the Company paid $800,835 and issued 36,110 shares of Common Stock in connection with the acquisition of Fiduciary, creating goodwill of $1,564,802.

     On April 25, 1998, the Company utilized $1,706,900 of the proceeds from the Private Placement to redeem the outstanding shares of Series A and Series B Preferred Stock. Pending usage, the Company invested the remaining net proceeds from the Private Placement in its own no-load mutual fund portfolios. The Private Placement should have a positive effect on the Company by assisting further development, marketing, expansion and support of the Company's products and services, some of which are proprietary, promoting an aggressive advertising and publicity program for the Company's niche products and services, especially the V.O.I.C.E.(TM) program, and the Company's vision for the financial services industry and expansion of the Company's internet investment activities.

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

     The Company has undertaken a program to understand the nature and extent of the work required to make its computer systems Year 2000 compliant. This program encompasses evaluation and correction of operating systems, information systems and facilities systems. The program also involves an evaluation of the Company's products and the Year 2000 compliance of the Company's vendors. The program consists of the following phases: awareness and inventory; triage; detailed assessment and resolution; testing; deployment; and contingency plan development.

     AWARENESS PHASE. In this phase, the Company informs employees and management of the Year 2000 problem and how it affects the Company. The Company explains its Year 2000 project to employees and management and provides routine updates on the project's status.

     INVENTORY PHASE. This phase focuses on the identification of all products that are not Year 2000 Compliant.

     TRIAGE PHASE. In this phase, the Company, based on an evaluation of technical and business risks, determines which non-compliant computer systems should be retired and which should be maintained. Those systems critical to the business of the Company are placed in the detailed assessment phase.

     DETAILED ASSESSMENT PHASE. In this phase, efforts are focused on the identification of Year 2000 problems within each specific system and identification of appropriate solutions to such problems.

     RESOLUTION PHASE. Efforts in this phase are focused on repair, replacement or retirement of systems that have been identified as non-compliant.

     TESTING PHASE. In this phase, the Company tests its systems to determine the effectiveness of the solutions developed in the resolution phase.

     DEPLOYMENT PHASE. The Company makes the Year 2000 systems operational in this phase.

     The Company's objective was to be Year 2000 compliant with its critical systems by the end of the fourth quarter of 1998, allowing substantial time for further testing, verification and conversion of less important activities and systems. The Company has achieved this goal in over 90% of the mission critical systems. The remaining 10% of the critical systems is scheduled to be compliant by April 30, 1999. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. The
Company has gathered information from its suppliers and vendors to determine the status of their Year 2000 compliance and the extent to which the Company's operations may be affected by such third-parties' non-compliance. The Company is monitoring the progress of each vendor and is developing contingency plans in the event vendors experience Year 2000 problems and cannot deliver products and services necessary to the Company's operations. Further analysis or testing of the vendors' systems will continue throughout 1999. However, there can be no assurance that the systems and products of third-parties on which the Company relies will be compliant.

     The following chart identifies the status of each phase in the critical systems compliance project:

      PHASE                            PROJECTED PERIOD OF PHASE             PRESENT STATUS
      -----                            -------------------------             --------------
      Awareness Plan                   Ongoing through 01/2000               100%

      Inventory Plan                   100% completed by 9/1998              100%

      Triage Plan                      100% completed by 9/1998              100%

      Assessment Plan                  100% completed by 10/1998             100%

      Resolution Plan                  100% completed by 12/1998             100%

      Testing Plan                     100% completed by 12/1999              90%

      Deployment Plan                  100% completed by 12/1999              90%

     The total cost of the Year 2000 project to date has not been material. Based on the results of the program to date, the Company does not expect that future costs of modifications will have a material adverse effect on the Company's financial position or results of operations. An estimated $40,000 will be spent in 1999 on hardware and software to complete the Year 2000 project. Because the Company expects that its internal systems will become Year 2000 compliant in a timely manner, the Company believes that the most likely worst case scenario would result from the failure of vendors or other third parties to achieve Year 2000 compliance. Depending upon the number of non-compliant third parties, the nature and extent of their relationship with the Company and the nature of the non-compliance, the Year 2000 issue could have a material adverse effect on the Company's financial position or results of operations. However, the Company is developing contingency plans, which are expected to be completed during the second half of 1999, should any critical problems occur in any of the assessment areas noted above. Accordingly, the Company does not expect Year 2000 problems to result in any material adverse effects on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS
         --------------------

To the Board of Directors and
Stockholders of Unified Financial Services, Inc.


                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

We have audited the accompanying consolidated statements of financial condition of Unified Financial Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Larry E. Nunn & Associates, LLC

Columbus, Indiana
February 12, 1999


                             UNIFIED FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                DECEMBER 31, 1998 AND 1997
                                --------------------------

                                          ASSETS
                                          ------

                                                                1998               1997
                                                                ----               ----
Current Assets
   Cash and cash equivalents                                 $10,342,501       $ 2,566,394
   Investment in affiliated mutual funds                         231,728           707,936
   Investment in securities and non-affiliated
      mutual funds                                               494,403           150,218
   Accounts receivable (net of allowance for
      doubtful accounts of $38,326 for 1998
      and $2,041 for 1997)                                     8,873,903         6,437,944
   Prepaid assets and deposit                                    230,006           132,125
                                                             -----------       -----------

         Total current assets                                 20,172,541         9,994,617
                                                             -----------       -----------

Fixed Assets, at cost
   Equipment and furniture (net of accumulated
      depreciation of $2,913,498 for 1998 and
      $2,472,022 for 1997)                                     1,542,251         1,465,360
                                                             -----------       -----------


         Total fixed assets                                    1,542,251         1,465,360
                                                             -----------       -----------


Non-Current Assets
   Investment in debt securities                                 994,211           958,604
   Equity investment in affiliates                               565,566           751,418
   Notes receivable (net of current maturity)                          -             8,090
   Organization cost (net of accumulated
      amortization of $254,230 for 1998 and
      $6,900 for 1997)                                           898,027             2,100
   Goodwill (net of accumulated amortization of
      $34,773 for 1998 and $24,844 for 1997)                   1,902,691           347,818
   Other non-current assets                                      620,649           672,335
                                                             -----------       -----------

         Total non-current assets                              4,981,144         2,740,365
                                                             -----------       -----------


TOTAL ASSETS                                                 $26,695,936       $14,200,342
                                                             ===========       ===========


See accompanying notes and independent auditors' report.




                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

                                                                1998               1997
                                                                ----               ----
Current Liabilities
   Current portion of capital lease obligations              $    52,735       $         -
   Current portion of bank line-of-credit                      3,886,612         1,291,846
   Accounts payable and accrued expenses                       1,860,544         1,292,768
   Accrued compensation and benefits                             338,779           151,979
   Payable to insurance companies                              6,456,511         4,787,147
   Payable to broker-dealers                                     596,509           524,688
   Income taxes payable, current                                   1,857            23,122
   Income taxes payable, deferred                                 90,318           183,924
   Other liabilities                                           1,218,855         1,008,970
                                                             -----------       -----------

      Total current liabilities                               14,502,720         9,264,444
                                                             -----------       -----------


Long-Term Liabilities
   Long-term portion of capital lease obligation                  37,122            79,102
   Long-term portion of bank line-of-credit                    2,024,579         1,282,112
   Other long-term liabilities                                   385,886           714,611
   Deferred income taxes                                          33,361            17,705
                                                             -----------       -----------

      Total long-term liabilities                              2,480,948         2,093,530
                                                             -----------       -----------


      Total liabilities                                       16,983,668        11,357,974
                                                             -----------       -----------


Commitments and Contingencies                                          -                 -

Stockholders' Equity
   Common stock, par value $.01 per share                         27,174            21,728
   Preferred stock Series A                                            -             8,486
   Preferred stock Series B                                            -             8,583
   Preferred stock Series C                                        1,672                 -
   Additional paid-in capital                                  8,234,123         2,199,921
   Retained earnings                                           1,449,299           603,749
   Accumulated other comprehensive income                              -               (99)
                                                             -----------       -----------

      Total stockholders' equity                               9,712,268         2,842,368
                                                             -----------       -----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $26,695,936       $14,200,342
                                                             ===========       ===========



See accompanying notes and independent auditors' report.


                             UNIFIED FINANCIAL SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                      ----------------------------------------------

                                                                 1998              1997
                                                                 ----              ----
REVENUE
   Brokerage                                                 $ 4,736,631       $ 2,874,489
   Financial services administration                           4,467,866         3,836,221
   Investment advisory                                         3,564,760         2,004,866
   Insurance brokerage                                         9,516,704         9,832,068
   Software and programming services                              25,353           131,788
   Other income                                                  660,522           569,785
                                                             -----------       -----------
      Total revenue                                           22,971,836        19,249,217
                                                             -----------       -----------
COST OF SALES
   Brokerage revenue changes                                   3,072,222         2,007,894
   Financial services administration                             732,370           554,174
   Insurance commissions                                       4,588,723         4,741,726
   Investment fees                                                95,473            66,327
                                                             -----------       -----------
      Total cost of sales                                      8,488,788         7,370,121
                                                             -----------       -----------
      Gross Profit                                            14,483,048        11,879,096
                                                             -----------       -----------
EXPENSES
   Employee compensation and benefits                          6,698,826         7,618,268
   Brokerage operating charges                                   537,879           363,330
   Investment administration expenses                            415,665           235,561
   Occupancy                                                     704,977           474,854
   Telephone                                                     253,188           181,376
   Depreciation and amortization                                 598,022           802,173
   Mail and courier                                              491,562           336,675
   Equipment rental and maintenance                              364,480           292,694
   Travel and entertainment                                      368,217            94,305
   Business development cost                                     586,052           611,358
   All other                                                   2,268,827         1,886,035
                                                             -----------       -----------
      Total expenses                                          13,287,695        12,896,629
                                                             -----------       -----------
Income from operations                                         1,195,353        (1,017,533)

OTHER INCOME (LOSS)
   Unrealized gain on securities                                  23,946            46,825
   Realized gain on securities                                    13,495            29,233
   Equity in results of affiliates                                59,197           295,525
   Gain (loss) on sale/disposal of fixed assets                   (8,752)           (8,836)
                                                             -----------       -----------
   Income before income taxes                                  1,283,239          (654,786)
   Income taxes                                                  150,458          (376,853)
                                                             -----------       -----------
NET INCOME                                                   $ 1,132,781       $  (277,933)
                                                             ===========       ===========
Per share earnings
   Net income - basic                                        $      0.47       $     (0.24)
   Basic common shares outstanding                             2,267,449         1,758,931
   Net income - fully diluted                                $      0.42       $     (0.23)
   Fully diluted common shares outstanding                     2,530,695         1,765,731

See accompanying notes and independent auditors' report.


                        UNIFIED FINANCIAL SERVICES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------

1997
----

   Net income                                                 $ (277,933)
   Other comprehensive income, net of tax:
      Unrealized gain on securities,
         net of reclassification adjustment                        4,873
                                                              ----------

   Comprehensive income                                       $ (273,060)
                                                              ==========

1998
----

   Net income                                                 $1,132,781
   Other comprehensive income, net of tax:
      Unrealized gain on securities,
         net of reclassification adjustment                           99
                                                              ----------

   Comprehensive income                                       $1,132,880
                                                              ==========





See accompanying notes and independent auditors' report.



                                           UNIFIED FINANCIAL SERVICES, INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                        YEARS ENDED DECEMBER 31, 1998 AND 1997
                                        --------------------------------------

                                                                                                          Accumulated
                                                 Preferred   Preferred  Preferred  Additional                Other
                                       Common     Class A     Class B    Class C    Paid-In     Retained Comprehensive
                                       Stock       Stock       Stock     Stock      Capital     Earnings     Income       Total
                                       -----       -----       -----     -----      -------     --------     ------       -----
Balance at December 31, 1996          $12,599     $ 8,486     $ 8,583    $    -   $ 2,125,431  $1,367,568   $(4,972)  $ 3,517,695
   1997 net income                                                                               (277,933)               (277,933)
   Other comprehensive income                                                                                 4,873         4,873
   Common stock issued                     97                                           2,456                               2,553
   Common stock issued-MER              5,728                                          69,534                              75,262
   Adjustment to stated capital         3,304                                                      (3,304)                      -
   Additional paid-in-capital EUG                                                       2,500                               2,500
   Distribution to CPFC and
      AmeriPrime stockholders                                                                    (135,570)               (135,570)
   Dividends to AmeriPrime and
      Health Financial stockholders                                                              (210,460)               (210,460)
   Dividends on preferred stock                                                                  (136,552)               (136,552)
                                      -------     -------     -------    ------   -----------  ----------   -------   -----------

Balance at December 31, 1997           21,728       8,486       8,583         -     2,199,921     603,749       (99)    2,842,368
   1998 net income                                                                              1,132,781               1,132,781
   Other comprehensive income                                                                                    99            99
   Comprehensive income
   Redemption of Preferred
      A and B shares                               (8,486)     (8,583)             (1,689,831)                         (1,706,900)
   Issuance of 2,100 Preferred
      C shares                                                            2,100       207,900                             210,000
   Issuance of common stock             4,507                                      10,218,128                          10,222,635
   Conversion of 428 Preferred C
      to 57,780 common stock shares       578                              (428)         (150)                                  -
   Acquisition of Advisers                                                           (683,210)    (31,387)               (714,597)
   Acquisition of Fiduciary Counsel       361                                         902,389                             902,750
   Repurchase of common shares
      at EUG                                                                       (2,921,024)                         (2,921,024)
   Dividends to CPFC and
      AmeriPrime stockholders                                                                    (190,000)               (190,000)
   Dividends on preferred stock                                                                   (65,844)                (65,844)
                                      -------     -------     -------    ------   -----------  ----------   -------   -----------

Balance at December 31, 1998          $27,174     $     -     $     -    $1,672   $ 8,234,123  $1,449,299   $     -   $ 9,712,268
                                      =======     =======     =======    ======   ===========  ==========   =======   ===========


See accompanying notes and independent auditors' report.



                             UNIFIED FINANCIAL SERVICES, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                      ----------------------------------------------
                                                                    1998               1997
                                                                    ----               ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                   $ 1,132,781        $  (277,933)
   Adjustments to reconcile net income to cash
      provided by (used) in operating activities:
         Deferred income taxes                                      125,343           (401,929)
         Provision for depreciation and amortization                598,022            802,173
         Unrealized gain on investments                             (23,946)           (40,657)
         Results of affiliated company                              (59,197)          (295,524)
         (Gain) loss on disposal of fixed assets                      8,752             52,720
         Cash value of officers' life insurance                     (12,500)            (6,273)
         Deferred startup cost                                     (643,169)                 -
         (Increase) decrease in operating assets
            Receivables                                          (2,321,952)        (1,759,462)
            Prepaid and sundry assets                                28,824            (11,559)
         Increase (decrease) in operating liabilities
            Accounts payable and accrued expenses                 1,055,473          2,233,526
            Other liabilities                                      (235,541)           559,754
            Accrued income taxes                                     47,789             17,302
                                                                -----------        -----------
   Net cash provided (used) by operating activities                (299,321)           872,138
                                                                -----------        -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                           (499,152)        (1,203,039)
   Proceeds from sale of fixed assets                                 9,220            128,701
   Equity in affiliate                                                    -            (21,367)
   Investment in securities and mutual funds                        224,634            (31,726)
   Investment in debt securities                                   (110,699)          (154,801)
   Repayment of note receivable                                       4,502             28,783
   Intangible assets                                                      -            270,338
   Appreciation of debt securities                                     (531)              (833)
   Proceeds from sale of marketable securities                       89,665                  -
                                                                -----------        -----------
   Net cash provided (used) by investing activities                (282,361)          (983,944)
                                                                -----------        -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        10,222,635             77,815
   Proceeds from issuance of Preferred C stock                      210,000                  -
   Redemption of Preferred A and B stock                         (1,706,900)                 -
   Dividend on preferred stock                                      (65,844)          (136,552)
   Dividends on CPFC and AmeriPrime common stock                   (190,000)                 -
   Dividends on AmeriPrime and Health Financial
      common stock                                                        -           (233,072)
   Purchase of common stock at EUG                               (2,921,024)             2,500
   Acquisition of Fiduciary Counsel and Advisers                   (413,026)                 -
   Proceeds from borrowings                                       3,373,770          1,676,463
   Repayment of borrowings                                          (81,537)        (1,423,857)
   Repayment of capital lease obligations                           (70,285)           (44,072)
                                                                -----------        -----------
   Net cash provided (used) by financing activities               8,357,789            (80,775)
                                                                -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         7,776,107           (192,581)
CASH AND CASH EQUIVALENTS - Beginning of the year                 2,566,394          2,758,975
                                                                -----------        -----------
CASH AND CASH EQUIVALENTS - End of the year                     $10,342,501        $ 2,566,394
                                                                ===========        ===========


See accompanying notes and independent auditors' report.


                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 1 -  NATURE OF OPERATIONS

          The consolidated financial statements include the accounts of Unified Financial Services, Inc. (the "Company" or "Unified"), a Delaware corporation, and its wholly owned subsidiaries, Unified Management Corporation, Unified Fund Services, Inc., Health Financial, Inc, First Lexington Trust Company, Resource Benefit Planners, Inc., Unified Investment Advisers, Inc., Unified Internet Services, Inc., EMCO Estate Management Company, Inc., Fiduciary Counsel, Inc., Equity Underwriting Group, Inc., Commonwealth Premium Finance Corporation, Strategic Fund Services, Inc. and AmeriPrime Financial Services, Inc.

          Unified Management Corporation, an Indiana corporation ("Management") is a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is a member of the National Association of Securities Dealers, Inc. ("NASD"). Management specializes in mutual fund distribution and shareholders servicing liaison providing such services as: mutual fund distribution; distribution services and support; mutual fund conversion support for broker-dealer requirements; mutual fund trades; individual retirement account ("IRA") custodial services; 12b-1 maintenance; accounting and marketing support; securities (stock and bond) brokerage; brokerage clearing and execution services; consolidated brokerage statement processing; mutual fund and brokerage software development; asset allocation and performance measurement services and statement processing; and retirement account record keeping. Management, as the Company's broker-dealer subsidiary, functions as the distributor of the Unified Funds, a family of no-load mutual funds sponsored by Unified Investment Advisers, Inc., and also provides specialty services for certain customers of the Unified Funds in addition to its discount brokerage activities. The brokerage subsidiary clears, on a fully disclosed basis, through U.S. Clearing, a division of Fleet Securities, Inc. and Pershing, a division of Donaldson, Lufkin & Jenrette Securities Corporation.

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

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 1 -  NATURE OF OPERATIONS (continued)

          Health Financial, Inc., a Kentucky corporation ("Health Financial"), is a registered investment adviser formed in 1986. As of December 31, 1998, Health Financial managed approximately $360 million in assets for both individuals and institutions, principally private pension plans and foundations. Health Financial specializes in an investment management philosophy that features a balanced discipline of asset allocation utilizing no-load index funds over six asset classes, including an S&P 500 index, a small cap U.S. bond index, an international stock index, a REIT index and cash.

          First Lexington Trust Company, a Kentucky corporation ("Lexington"), is a non-bank trust company specializing in retirement plans. As of December 31, 1998, First Lexington maintained approximately $96 million in assets under management. Directed by its trust investment committee, the Lexington based Kentucky trust company provides the same investment philosophy as its sister company, Health Financial, while providing trust powers and retirement plan services to it customer base. Chartered in 1994, Lexington is regulated by the Kentucky Commissioner of Banking under the Department of Financial Institutions, Commonwealth of Kentucky.

          On March 10, 1998, the Company acquired Resource Benefit Planners, Inc. ("Benefit Planners"). Benefit Planners, a Kentucky corporation, is a professional services firm that provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. The acquisition is accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 12,000 shares of common stock, $0.01 par value, of the Company (the "Common Stock") in exchange for all the outstanding capital stock of Benefit Planners. As of March 10, 1998, Benefit Planners reported total assets of $282,724 and shareholder's equity of $37,543.

          On March 31, 1998, Unified Investment Advisers, Inc., a Delaware corporation ("Advisers"), became a wholly owned subsidiary of the Company upon surrender to Advisers by all stockholders of Advisers (other than the Company) of their capital stock of Advisers. The stock surrender occurred upon approval by the shareholders of the Unified family of mutual funds and upon receipt of the required regulatory approval. Advisers, formerly knows as Vintage Advisers, Inc., provides mutual fund advisory services for the Unified Funds, the Company's no-load mutual fund family, and is an important component in the tax-free reorganization strategy for consolidating small mutual fund assets. Advisers also retains the exclusive rights to the proprietary V.O.I.C.E. product (Vision for Ongoing Investment in Charity and
                   -          -       -             -
          Education), which Unified believes is a significant and
          -
          valuable asset for the future gathering of mutual fund assets. As of March 31, 1998, Advisers reported total assets of $617,773 and shareholders' equity of $(469,548).

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 1 -  NATURE OF OPERATIONS (continued)

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

          On August 21, 1998, the Company acquired Fiduciary Counsel, Inc. ("Fiduciary Counsel"). Fiduciary Counsel, a Delaware corporation that is based in New York City, was founded in 1931 and provides professional investment management to individuals and institutions on a customized basis. This acquisition is accounted for under the purchase method of accounting. In connection with the acquisition, the Company issued 36,110 shares of Common Stock and paid $800,835 in cash in exchange for all the capital stock of Fiduciary Counsel. The excess of cost over fair value of net assets acquired was $1,564,802. Goodwill will be amortized on a straight-line method over 15 years. As of August 21, 1998, Fiduciary Counsel reported total assets of $738,157 and total stockholders' equity of $234,783.

          On August 21, 1998, the Company completed the acquisition of all of the assets and certain of the liabilities of EMCO Estate Management Company, Inc. ("EMCO"). Such assets and liabilities were acquired by a wholly owned subsidiary of the Company that, upon consummation of the transaction, was renamed EMCO Estate Management Company, Inc. EMCO, a Delaware corporation, is a wealth management firm based in New York City. Since 1921, EMCO professionals have assisted clients in a variety of disciplines, including the following: financial, tax and estate planning; family office services such as budgeting, bill paying and payroll administration; trust administration; and income tax return preparation and filing for individuals, trusts, partnerships and small businesses. The acquisition is accounted for under the pooling-of-interests method of accounting. In connection with such transaction, the Company issued 11,000 shares of Common Stock in exchange for all of the assets and certain of the liabilities of EMCO. As of August 21, 1998, EMCO reported total assets of $67,230 and stockholder's equity of $(110,212).

          On December 17, 1998, the Company acquired Equity Underwriting Group, Inc., a Kentucky corporation headquartered in Lexington, Kentucky ("Equity Underwriting"). Equity Underwriting, a holding company for Equity Insurance Managers, Inc., Equity Insurance Managers of Illinois, LLC, 21st Century Claims Service, Inc., and Equity Insurance Administrators, Inc., provides, through its subsidiaries, specialty insurance products as a general agent or as a broker and currently provides services in the States of Kentucky, Tennessee, West Virginia, Ohio, Indiana and Illinois. Equity Underwriting

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 1 -  NATURE OF OPERATIONS (continued)

          writes insurance products for primarily niche areas in the insurance marketplace that are considered more "non-standard," representing a higher risk of insured. The acquisition is accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, the Company issued 241,745 shares of Common Stock in exchange for all of the capital stock of Equity Underwriting. Equity Insurance Managers, Inc. ("EIM") and Equity Insurance Managers, Inc. of Illinois ("EIM of Ill") are licensed Managing General Agencies operating as a wholesaler/broker of property and casualty insurance products in Kentucky, Illinois, Tennessee, Virginia, West Virginia, Ohio and Indiana. EIM and EIM of Ill operate as managing general agents between a number of admitted as well as Excess and Surplus Line insurance companies with over 2,200 independent producers. 21st Century Claims Service, Inc., a Kentucky Corporation ("21st Century") conducts business as a claim adjusting service company operating as a third party administrator for various insurance companies in the private passenger and commercial trucking lines. Equity Insurance Administrators, Inc., a Kentucky Corporation ("EIA"), was incorporated in 1997 for the purpose of performing administrative services on a contractual basis for property and casualty insurance carriers.

          Effective December 17, 1998, the Company acquired Commonwealth Premium Finance Corporation, a Kentucky corporation headquartered in Lexington, Kentucky ("CPFC"). CPFC is a premium finance company as governed by the laws under Subtitle 30 of the Commonwealth of Kentucky Insurance Code. CPFC is licensed under applicable governing regulations in the states of Kentucky, Tennessee, Illinois and Ohio and conducts business in West Virginia and Indiana, which do not require licensing of premium finance companies. CPFC provides financing for the payment of premiums on insurance coverage placed by Equity Underwriting. The acquisition was accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, the Company issued 12,800 shares of Common Stock in exchange for all of the capital stock of CPFC.

          Effective December 22, 1998, the Company acquired Strategic Fund Services, Inc., a Delaware corporation headquartered in New York, New York ("Strategic"). Strategic provides mutual fund administration services to smaller mutual funds and fund complexes, utilizing a proprietary database. The acquisition is accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, the Company issued 7,500 shares of Common Stock in exchange for all of the capital stock of Strategic.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 1 -  NATURE OF OPERATIONS (continued)

          Effective December 31, 1998, the Company acquired AmeriPrime Financial Services, Inc. ("AmeriPrime") and its subsidiary, AmeriPrime Financial Securities, Inc. ("AFSI"), each a Texas corporation headquartered in Southlake, Texas. AmeriPrime provides administrative, regulatory, compliance and start-up support services to investment advisors, banks and other money managers in their proprietary mutual fund efforts. AmeriPrime provides mutual fund support through AFSI, a NASD broker-dealer registered in all 50 states. As of December 31, 1998, AmeriPrime serviced 35 mutual funds consisting of over $500 million in assets. The acquisition is accounted for under the pooling-of-interests method of accounting. In connection with the acquisition, the Company issued 410,000 shares of Common Stock in exchange for all of the capital stock of AmeriPrime.

          Effective in January 1998, Unified Holdings, Inc. name was changed to Unified Financial Services, Inc.; Unified
          Advisers, Inc. name was changed to Unified Fund Services, Inc.; and Vintage Advisers Inc. name was changed to Unified Investment Advisers, Inc.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated financial statements include the accounts of the Company, Management, Services, Health Financial, Lexington, Benefit Resources, Advisers, Unified Internet Services, EMCO, Fiduciary Counsel, Equity Insurance, CPFC, Strategic and AmeriPrime. All significant intercompany transactions and balance between the Company and its subsidiaries have been eliminated.

          Effective March 31, 1998, Advisers became a wholly owned subsidiary of the Company upon surrender to Advisers of all the capital stock of Advisers by all stockholders of Advisers (other than the Company). Prior to the surrender of the capital stock to Advisers, the Company accounted for its 33.3% ownership in Advisers pursuant to the equity method of accounting. Advisers reported gross revenue for the four months (Advisers' fiscal year end was November 30) ended March 31, 1998 of $146,519 and loss for the period of $195,967. Advisers reported total assets as of March 31, 1998 of $617,773 and shareholders' equity of $(469,548).

          Effective March 10, 1998, the Company acquired Benefit Planners in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 12,000 shares of Common Stock.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Effective December 17, 1998, the Company acquired Equity Underwriting in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 241,745 shares of Common Stock.

          Effective December 17, 1998, the Company acquired CPFC in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 12,800 shares of Common Stock.

          Effective December 22, 1998, the Company acquired Strategic in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 7,500 shares of Common
          Stock.

          Effective December 31, 1998, the Company acquired AmeriPrime in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 410,000 shares of Common Stock.

          The Consolidated Financial Statements give retroactive effect to the pooling-of-interests transactions and, as a result, the Consolidated Statements of Financial Condition, Statements of Operations, Statements of Comprehensive Income, Statements of Changes in Stockholders' Equity and Statements of Cash Flows are presented as if the combining companies have been consolidated for all periods presented. As required by generally accepted accounting principles, the Consolidated Financial Statements become the historical consolidated financial statements upon issuance of the financial statements for the periods that include the date of the transaction. The Consolidated Statements of Changes in Stockholders' Equity reflect the accounts for the Company as if the Common Stock issued in the pooling-of-interests transactions had been outstanding during all periods presented. The Consolidated Financial Statements, including the notes thereto, should be read in conjunction with the historical consolidated financial statements of the Company.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Fees and Commissions
          --------------------
          The Company records revenue on the accrual basis of accounting. For the brokerage operations, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon trade date.
          The investment administration business revenue, as well as the investment adviser fees earned by third party advisers, is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The financial services portion of the investment administration operation provides administrative services to investment companies and separate accounts. Revenue is recorded as it is earned each month based upon accounts and account balances. In connection with this, the Company earns income on the accounts established to transfer these funds for customers. For the insurance operations, commission income and expense are recorded on the effective date of each policy; return commissions are recorded when a policy cancellation occurs. All other revenue is recorded as earned.

          Property and Equipment
          ----------------------
          Property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated methods over the estimated useful life of the assets for financial statement purposes.

          Investments and Investment in Debt Securities
          ---------------------------------------------
          Investments, which consists primarily of an investment in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Statements of Operations as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 of capital as long as trust assets under management do not exceed $100,000,000. When trust assets under management exceed $100,000,000, the capital requirement will be increased by $350,000. Currently, Lexington has approximately $96,000,000 of trust assets under management.

          Income Taxes
          ------------
          The Company files consolidated federal and state income tax returns with its subsidiaries. Subsequent to its acquisition by the Company, each of Benefit Planners, EMCO, Strategic, Equity Insurance, CPFC and AmeriPrime will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The Company has adopted Statement of Financial Accounting Standards No. 109 accounting for income taxes ("SFAS 109"). SFAS 109 requires use of the liability method of accounting for deferred income taxes.

          Other Non-Current Assets
          ------------------------
          Included in other non-current assets are intangible assets for non-compete covenants, the value of acquired companies' names and the present value of building leases below fair market value. For financial reporting basis, these assets are amortized on a straight-line basis over a three-, eight- or fifteen-year period.

          Goodwill
          --------
          The Company in acquiring certain businesses acquired goodwill. The Company has determined the value of the goodwill. The value of the goodwill is amortized over the estimated economic lives on a straight-line basis over a period of 10 to 15 years for financial reporting basis. For tax purposes, goodwill is amortized on a straight-line basis over 15 years.

          Organization Cost
          -----------------
          Cost related to the organization of the various operations have been capitalized and amortized over a sixty-month period on a straight-line basis.

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

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 3 -  PROPOSED ACQUISITIONS

          On October 16, 1998, Unified entered into an agreement to acquire Commonwealth Investment Services, Inc., a Kentucky corporation that is headquartered in Lexington, Kentucky ("Commonwealth Investment"). Commonwealth Investment provides investment services to individuals, businesses and institutions throughout the State of Kentucky and surrounding areas through its network of independent agents, primarily certified public accountants ("CPAs"). In connection with the acquisition, Unified will issue 27,500 shares of Common Stock in exchange for all of the capital stock of Commonwealth Investment. The acquisition is intended to be accounted for under the pooling-of-interests method of accounting. As of December 31, 1998, Commonwealth Investment reported total assets of $61,696 and shareholder's equity of $39,157.

          On October 12, 1998, Unified executed a letter of intent with Fully Armed Productions, Inc. a Kentucky corporation ("Fully Armed Productions"), to acquire all of the capital stock of Fully Armed Productions in exchange for 18,182 shares of Common Stock. Fully Armed Productions provides creative and technological services for the television, radio and internet industries through its specialty production capabilities. Fully Armed Productions performs videography, programming and production services for NBC, ESPN and numerous cable, satellite and television stations, including services for the past two Olympic games. The acquisition is intended to be accounted for pursuant to the pooling-of-interests method of accounting.

          On January 1, 1999, Unified and M. Wilson & Associates, Inc., a Kentucky corporation headquartered in Lexington, Kentucky ("M. Wilson & Associates"), agreed to the terms of a transaction whereby Equity Underwriting Group, Inc., a wholly owned subsidiary of Unified, would acquire all of the capital stock of M. Wilson & Associates in exchange for 3,636 shares of Common Stock. M. Wilson & Associates is a claim processing and management company that has experience in handling liability, property and workers compensation claims for a self-insured trust fund. M. Wilson & Associates processes claims for an occupational accident program for independent truckers. M. Wilson & Associates does statewide property adjusting for Kentucky risk and insurance service division and property adjusting for the Fair Plan of Louisville, Kentucky. The acquisition is intended to be accounted for pursuant to the pooling-of-interests method of accounting. As of December 31, 1998,
          M. Wilson & Associates reported total assets of $3,308 and shareholder's equity of $3,308.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 3 -  PROPOSED ACQUISITIONS (continued)

          The Company has filed the required applications with the Office of Thrift Supervision with respect to the organization by the Company of a federal savings bank (the "Savings Bank") which would be headquartered in Lexington, Kentucky. The Company expects to commence operations of the Savings Bank during the third quarter of 1999, subject to the receipt of the required regulatory approvals and the issuance of a charter.

Note 4 -  OPTIONS

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

          As of December 31, 1998, the Board of Directors of the Company had granted options to acquire 37,526 shares of Common Stock to certain employees, directors and advisers of the Company. Such options were fully vested on the date of the grant and have an exercise price as follows:

               (a)  6,800 shares at $25 per share
               (b)  20,051 shares at $27.50 per share
               (c)  10,675 shares at $40 per share

          Of such options, 36,226 are intended to qualify as incentive stock options pursuant to Section 422 of the Internal
          Revenue Code of 1986, as amended.

Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS

          Unified and subsidiaries have obtained financing via borrowings from banks and former owners of companies acquired via line of credit and asset-based financing including capitalized leases obligations. The Company has obtained bank financing totaling a maximum borrowing capacity of Five Hundred Thousand Dollars ($500,000) for the

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS (continued)

          purpose of purchasing various communication and computer hardware and software to support operating needs. As of December 31, 1998, the amount outstanding under this credit facility was $321,576, of which $30,719 is the current portion. The financing converts to a four-year term loan payable in equal monthly principal payments plus interest at 0.5% above the bank's prime rate. Property, supplies, inventory and intangible assets of the Company are security for this financing. Fiduciary Counsel leases both computer and office equipment under capital leases. The economic substance of the leases is that Fiduciary Counsel is financing the acquisition through the leases and, according, Fiduciary Counsel recorded the assets and liabilities. The current portion of the long-term capital lease obligations is $35,452 and the long-term portion is $35,409. CPFC has a bank note payable consisting of a revolving line of credit with a bank in the amount of $2,000,000 of which $1,350,000 was drawn, leaving $650,000 at December 31, 1998. The interest at prime on the loan is payable monthly. The loan is secured by contracts receivable and guaranteed and due June 18, 1999. EIM has a $400,000 revolving line of credit with a bank, which was fully drawn as of December 31, 1998 and 1997. Interest is at prime. The loan is secured by all company assets and is payable on June 30, 1999. Equity Underwriting has a $1,250,000 bank loan with a maturity date of January 20, 2001. The interest at prime on the loan is payable monthly. Equity Underwriting has a $1,800,000 bank loan with a maturity date of January 30, 1999 that was extended to June 30, 1999. The interest on the loan is at prime. 21st Century has a $200,000 revolving line of credit with a bank, $160,004 was outstanding as of December 31, 1998 and it was fully drawn at December 31, 1997.

          The loan is a five-year loan payable in equal monthly installments with interest at prime and a balloon payment due January 31, 1999, which was extended until June 30, 1999 to allow refinancing. The loan is secured by all assets of 21st Century and is guaranteed by EIM. EIM of Ill has a note payable due to the former owner of the agency, which was purchased by Equity Underwriting on December 31, 1996. The note is payable in six annual installments of $150,952 beginning January 1, 1998. The interest rate is prime plus 1% (9.25%) as of the purchase date. In addition, EIM of Ill has a $50,000 line of credit. The long-term debt maturity follows:

          Year ended December 31,               Amount
          -----------------------               ------
                   1999                        $ 95,889
                   2000                         104,998
                   2001                         114,973
                   2002                         125,896
                   2003                         137,855
                                               --------
                   Total                       $579,611
                                               ========

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS (continued)

          The Company's capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of December 31, 1998:

          For the years ended December 31,                Amount
          --------------------------------                ------
                   1999                                  $62,112
                   2000                                   30,021
                   2001                                    7,632
                                                         -------
                   Subtotal                               99,765
                   Less: amount representing interest      9,908
                                                         -------
                   Net present value                     $89,857
                                                         =======

          The Company acquired equipment through capital lease obligations in the amount of $0 and $139,929 during the years ended December 31, 1998 and 1997, respectively.

Note 6 -  COMMITMENTS AND CONTINGENCIES

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

          Such obligations are allocated between Services and Management based on estimated usage. The Company also maintains administrative offices at the corporate offices of Lexington, Health Financial and Benefit Planners, each of which is located at 2353 Alexandria Drive, Suite 100,
          Lexington, Kentucky.

          The aggregate minimum rental commitments required under operating leases for office space and equipment at December 31, 1998 for all operations were as follows:

          For the years ended December 31,        Lease commitments
          --------------------------------        -----------------
                   1999                               $  898,925
                   2000                                  859,306
                   2001                                  858,513
                   2002                                  629,291
                   Thereafter                          1,227,224
                                                      ----------
                   Total                              $4,473,259
                                                      ==========

          Total rental expense was $704,977 and $474,854 for the years ended December 31, 1998 and 1997, respectively.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 6 -  COMMITMENTS AND CONTINGENCIES (continued)

          The Company is a party to various lawsuits, claims and other legal actions arising in the ordinary course of business.
          In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the Company's financial position or results of its operations for the years ended December 31, 1998 and 1997.

Note 7 -  EMPLOYEE BENEFIT PLANS

          Unified and subsidiaries provide a defined contribution retirement plan which covers substantially all employees. The Board of Directors determines contributions to the plan. For 1998, the Board of Directors made contributions to the plan in the amount of $10,851.

          The Company also maintains a 401(k) plan as part of the defined contribution retirement plan. The plan includes a matching for funds contributed into the Unified family of mutual funds. The Company will match the employee's contribution up to fifty percent of the first six percent of the employee's pre-tax contribution.

Note 8 -  CASH SEGREGATED UNDER FEDERAL REGULATION AND
          NET CAPITAL REQUIREMENTS FOR MANAGEMENT AND AFSI

          Management and AFSI are subject to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of 6-2/3% of aggregate indebtedness or $50,000 for Management and $5,000 for AFSI, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At December 31, 1998, Management had net capital of $548,703, which was $498,703 in excess of its required net capital of $50,000 and a ratio of aggregate indebtedness to net capital of 0.51 to 1. At December 31, 1998, AFSI had net capital of $160,895, which was $155,895 in excess of its required net capital of $5,000, and a ratio of aggregate indebtedness to net capital of 0 to 1.

          Pursuant to Rule 15c3-3 as promulgated by the SEC, Management and AFSI calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement calculated by Management and AFSI were $0 at December 31, 1998. Balances segregated in excess of reserve requirements are not restricted.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 9 -  COMMON AND PREFERRED STOCK

          Common Stock:

          Acquisitions
          ------------
          The Company has 10,000,000 authorized shares of Common Stock. In connection with the acquisitions consummated during 1998, the Company issued shares of Common Stock, as reflected in Note 1 of the notes to the consolidated financial statements. The shares issued by acquisition follow:

               Company acquired         Date                Shares issued
               ----------------     --------------          -------------
               Benefit Planners     March 10, 1998              12,000
               EMCO                 August 21, 1998             11,000
               Fiduciary Counsel    August 21, 1998             36,110
               Equity Insurance     December 17, 1998          241,745
               CPFC                 December 17, 1998           12,800
               Strategic            December 22, 1998            7,500
               AmeriPrime           December 31, 1998          410,000

          Private Placement Offerings:
          ----------------------------
          Effective January 22, 1998, the Company commenced a private placement offering to sell a maximum of 600,000 shares of Common Stock. The first 400,000 shares offered were offered at a price of $25.00 per share and, upon acceptance by the Company of subscriptions for such 400,000 shares, the remaining 200,000 shares in the private placement were offered at a price of $27.50 per share. All shares of Common Stock offered were sold by the Company on a best efforts basis. There is no public market for any securities of the Company and there can be no assurance that a market will develop in the future. The offering terminated on June 30, 1998. As of December 31, 1998, the Company issued 440,738 shares of Common Stock pursuant to such offering. Brokerage fees of $772,000 were paid to Unified Management Corporation in connection with the private placement offering, which amount is inclusive of $140,000 paid to external brokerage firms. The securities offered and sold in this private placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          Effective December 10, 1998, the Company commenced a private placement offering to sell a maximum of 1,750,000 shares of Common Stock. The first 1,250,000 shares are being offered at a price of $40.00 per share and, upon acceptance by the Company of subscriptions for such 1,250,000 shares, the remaining 500,000 shares will be offered at a price of $50.00 per share. All shares of Common Stock are being offered by the Company on a best efforts basis. There is no public market for any securities of the Company. There can be no assurance that a market will develop in the future. The offering will terminate on the earlier occurrence of
          (1) subscription for 1,750,000 shares have been accepted; or
          (2) September 31, 1999; provided, however, the Company

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 9 -  COMMON AND PREFERRED STOCK (continued)

          reserves the right either to extend the offering or to terminate it at any time, without notice, but in no event may the term of the offering be extended beyond December 31, 1999. The securities offered and sold in this private placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          Preferred Stock:
          ----------------
          As of December 31, 1998, the total preferred shares authorized for the Company was 1,000,000 with a par value of $.01 per share of which 102,100 shares were designated at December 31, 1998 as follows:

                       SHARES                 SHARES         SHARES         STATED         PAR
                     DESIGNATED               ISSUED       OUTSTANDING      VALUE         VALUE
                     ----------               ------       -----------      ------        -----
               Preferred Stock Series C:

                       2,100                  2,100          1,672           $100         $0.01

               Preferred Stock Series D:

                     100,000                    -0-            -0-            200          0.01


          Series C Preferred Stock Issuance:
          ----------------------------------
          In May 1998, the Company issued 2,100 shares of Series C 6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock. As of December 31, 1998, 428 Series C Preferred Stock had been converted into 57,780 shares of Common Stock.

          Series D Preferred Stock Authorized:
          ------------------------------------
          In July 1998, the Company authorized 100,000 shares of Series D Convertible Junior Participating Preferred Stock. The Company has reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between the Company and Services, as rights agent. On August 26, 1998, the Board of Directors of Unified declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the "Rights") for each outstanding share of Common Stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 9 -  COMMON AND PREFERRED STOCK (continued)

          Series A and Series B Preferred Stock Redemption:
          -------------------------------------------------
          On April 25, 1998, the Company redeemed the outstanding Series A and Series B Preferred Stock of the Company. Total consideration of $1,738,326, consisting of principal and accrued interest, was paid to the holders of the Series A and Series B Preferred Stock in connection with the redemption of such shares.

Note 10 - RELATED PARTY TRANSACTIONS

          CPFC employees are paid through the EIM payroll system, which serves as a common paymaster. CPFC's employees are eligible for all benefits that EIM offers, although these benefits are paid for by CPFC. As of December 31, 1998, CPFC's balance in unfunded contracts payable of $448,040 was owed to EIM for the amount due on the insurance policy premiums that EIM and EIM of Ill sold and CPFC financed. At December 31, 1998 and 1997, EUG had $421,992 and $201,132,
          respectively, receivable from CPFC. CPFC also owed EIM $21,911 and $32,823 for various expenses paid by EIM in 1998 and 1997, respectively. EUG paid various expenditures on behalf of 21st Century throughout 1998 and 1997. EUG had $318,129 and $147,333 due from 21st Century as of December 31, 1998 and 1997, respectively. EUG paid various expenditures on behalf of EIA throughout 1998 and 1997. EUG had $202,728 and $108,897 due from EIA as of December 31, 1998 and 1997, respectively.

Note 11 - INCOME TAXES

          Consolidated net operating loss carryforwards at December 31, 1998 amounted to approximately $13,100,000, expiring through 2008.

          Consolidated State of Indiana net operating loss carryforwards at December 31, 1998 amounted to approximately $12,100,000, expiring through 2008.

          The Company utilized approximately $800,000 and $790,000 of net operating loss carryforwards during 1998 and 1997, respectively, to reduce current consolidated income tax expense to zero.

          The Company records deferred income taxes in accordance with Financial Accounting Standard ("FAS") No. 109. The deferred tax liability in the consolidated financial statements as of December 31, 1998 and 1997 were as follows:

                                               1998           1997
                                               ----           ----
            Deferred tax assets              $(51,062)      $(35,700)
            Deferred tax liability             90,318        183,924
                                             --------       --------
               Net deferred tax liability    $ 39,256       $148,224
                                             ========       ========

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 11 - INCOME TAXES (continued)

          The components of income tax expense for the year ended
          December 31 were as follows:

                                                         1998           1997
                                                         ----           ----
            Current income tax
               Federal                                 $ 62,848      $  35,708
               State and local                            7,433         10,976
                                                       --------      ---------
                  Total current                          70,281         46,684
                                                       --------      ---------
            Deferred income tax
               Federal                                   19,080       (426,237)
               State and local                           61,097          2,700
                                                       --------      ---------
                  Total deferred                         80,177       (423,537)
                                                       --------      ---------

                  Total income tax                     $150,458      $(376,853)
                                                       ========      =========


Note 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1998 and 1997. FAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                             1998                     1997
                                     ---------------------     -------------------
                                     CARRYING      FAIR        CARRYING    FAIR
          ($ IN THOUSANDS)            AMOUNT       VALUE        AMOUNT     VALUE
                                      ------       -----        ------     -----
          Financial assets
             Cash and cash
               equivalents           $10,342.5   $10,342.5     $2,566.4   $2,566.4
             Investment in:
               Debt securities           494.4       494.4        150.2      150.2
               Mutual funds              231.7       231.7        707.9      707.9
               Affiliates                565.6       565.6        751.4      751.4
             Notes receivable              -           -            8.1        8.1
             Receivables (trade)       8,873.9     8,873.9      6,437.9    6,437.9
             Prepaid and sundry          230.0       230.0        132.1      132.1

          Financial assets
             Current liabilities      14,502.7    14,502.7      9,264.4    9,264.4
             Capital lease obligation     37.1        37.1         79.1       79.1
             Long-term debt            2,024.6     2,024.6      1,282.1    1,282.1

                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 13 - DISCLOSURES ABOUT REPORTING SEGMENTS

          The Company has five reportable segments: brokerage, financial services administration, investment advisory, insurance brokerage, and all other. The brokerage segment provides services of a broker-dealer. The financial services administration provides transfer agency, fund accounting, administrative and start-up services for mutual funds. In addition, it provides retirement plan consultation and plan administration to pension plans. Investment advisory provides asset management services to pension plans, foundations and mutual funds. Insurance brokerage provides specialty insurance products. All other represents activities not categorized as a separate segment.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including recurring gains and losses.

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable Segment Profit of Loss, Segment Assets are as follows for the years ended December 31, 1998 and 1997:

                    ($ IN THOUSANDS)                                 1998               1997
                                                                     ----               ----
            Revenues
               Brokerage                                          $ 4,736.6          $ 2,874.5
               Financial services administration                    4,467.9            3,836.2
               Investment advisory                                  3,564.8            2,004.9
               Insurance brokerage                                  9,516.7            9,832.1
               Other                                                  685.9              701.5
                                                                  ---------          ---------
                  Total                                           $22,971.9          $19,249.2
                                                                  =========          =========
            Gross Margin
               Brokerage                                          $ 1,647.5          $ 1,001.1
               Financial services administration                    3,725.6            3,265.1
               Investment advisory                                  3,492.7            1,949.7
               Insurance brokerage                                  4,931.4            5,090.3
               Other                                                  685.9              572.8
                                                                  ---------          ---------
                  Total                                           $14,483.1          $11,879.0
                                                                  =========          =========
            Total Assets
               Brokerage                                          $ 1,250.1          $   942.7
               Financial services administration                    4,923.4            4,413.2
               Investment advisory                                  4,134.2            1,050.9
               Insurance brokerage                                  9,144.5            6,783.0
               Other                                                7,243.7            1,010.6
                                                                  ---------          ---------
                  Total                                           $26,695.9          $14,200.4
                                                                  =========          =========


                   UNIFIED FINANCIAL SERVICES, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998 AND 1997
                      --------------------------


Note 13 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

            Capital expenditures
               Brokerage                                          $    38.5          $   140.0
               Financial services administration                      190.9              708.0
               Investment advisory                                     69.1               71.8
               Insurance brokerage                                    145.1              343.5
               Other                                                   55.6              (60.3)
                                                                  ---------          ---------
                  Total                                           $   499.2          $ 1,203.0
                                                                  =========          =========
            Depreciation and amortization
               Brokerage                                          $    23.9          $     4.6
               Financial services administration                      230.7              336.0
               Investment advisory                                    146.3               19.3
               Insurance brokerage                                    199.9              296.6
               Other                                                   (2.9)             145.7
                                                                  ---------          ---------
                  Total                                           $   597.9          $   802.2
                                                                  =========          =========

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

                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

     Information regarding the Company's directors is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Proposal 1: Election of Directors" and is incorporated herein by reference. Information regarding the Company's executive officers is contained in this report under Item 4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

     Information regarding executive compensation is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Board of Directors and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

     Information regarding certain relationships and related transactions is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Committees," and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits:

     See Exhibit Index on pages 52-56 hereto.

(b)  Reports on Form 8-K.

     During the three months ended December 31, 1998, the Company filed the following Current Reports on Form 8-K:

     (i) Current Report on Form 8-K, dated October 16, 1998 and filed on November 5, 1998, reported items 5 and 7; and

     (ii) Current Report on Form 8-K, dated December 17, 1998 and filed on December 23, 1998, reported items 2 and 7. An amendment to this Form 8-K/A was filed on February 19, 1999 to file the following financial statements: (A) for each of Equity Underwriting Group, Inc. and AmeriPrime Financial Services,
          Inc.: Audited Consolidated Statements of Financial Condition as of December 31, 1997 and 1996, Audited Consolidated Statements of Operations, Audited Consolidated Statements of Cash Flows and Audited Consolidated Statements of Changes in Stockholders' Equity, each for the years ended December 31, 1997 and 1996, Unaudited Consolidated Balance Sheet as of September 30, 1998, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows, each for the nine months ended September 30, 1998 and 1997; and (B) pro forma financial information for the Company, including: Pro Forma Consolidating Balance Sheet as of September 30, 1998, Pro Forma Consolidating Statements of Income for the nine months ended September 30, 1998 and 1997 and for the years ended December 31, 1997 and 1996.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 25th day of March 1999.

                         UNIFIED FINANCIAL SERVICES, INC.
                         (Registrant)


                         By /s/ Timothy L. Ashburn
                           -------------------------------------------
                            Timothy L. Ashburn, Chairman of the Board,
                            President and Chief Executive Officer



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

      Signature                       Title                         Date


/s/ Timothy L. Ashburn      Chairman of the Board, President   March 25, 1999
--------------------------  and Chief Executive Officer
Timothy L. Ashburn



/s/ Lynn E. Wood            Director                           March 25, 1999
--------------------------
Lynn E. Wood



/s/ Thomas G. Napurano      Executive Vice President,          March 25, 1999
--------------------------  Chief Financial Officer
Thomas G. Napurano          and Director




/s/ Weaver H. Gaines        Director                           March 25, 1999
--------------------------
Weaver H. Gaines



/s/ Jack R. Orben           Director                           March 25, 1999
--------------------------
Jack R. Orben



/s/ Dr. Gregory W. Kasten   Director                           March 25, 1999
--------------------------
Dr. Gregory W. Kasten



/s/ John R. Owens           Director                           March 25, 1999
--------------------------
John R. Owens


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

  4.2 Certificate of Designations, Preferences and Rights of Series D Junior Participating Preferred Stock of the Company, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, is incorporated herein by reference.

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

  10.7 Employment Agreement dated as of June 1, 1997 by and between Health Financial, Inc. and Dr. Gregory W. Kasten, filed as Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.<F*>

  10.8 Employment Agreement dated as of December 16, 1998 by and between Equity Underwriting Group, Inc. and John R.
             Owens.<F*>

  10.9 Business Loan Agreement dated as of September 10, 1997 by and between the Company and Bank One, Indiana, N.A., filed as Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

  10.10 Commercial Security Agreement dated as of September 10, 1997 by and between the Company and Bank One, Indiana, N.A., filed as Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.

  10.11 Promissory Note dated as of September 10, 1997 issued by the Company in favor of Bank One, Indiana, N.A., filed as
             Exhibit 10.4 to Amendment No. 1 to the Company's
             Registration Statement on Form 10-SB, is incorporated herein by reference.

  10.12 Agreement and Plan of Merger, dated as of July 10, 1998, by and among the Company, Fiduciary Acquisition Corporation, Fiduciary Counsel, Inc., Associated Family Services, Inc., Intellectronic Management Systems, Inc., Jack R. Orben, Andrew E. Beer and Charles C. Hickox, filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 21, 1998, is incorporated herein by reference.

  10.13 Agreement and Plan of Merger, dated as of October 16, 1998, by and among the Company, AmeriPrime Acquisition Corporation, AmeriPrime Financial Services, Inc. and Kenneth D. Trumpfheller, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 16, 1998, is incorporated herein by reference.

  10.14 Agreement and Plan of Merger, dated as of October 16, 1998, by and among the Company, Equity Acquisition Corporation, Equity Underwriting Group, Inc., John R. Owens and D. Richard Meyer, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 16, 1998, is incorporated herein by reference.

  10.15 First Amendment to Agreement and Plan of Merger, dated as of December 14, 1998, by and among the Company, Equity Acquisition Corporation, Equity Underwriting Group, Inc., John R. Owens and D. Richard Meyer, filed as Exhibit
             2.2 to the Company's Current Report on Form 8-K dated December 17, 1998, is incorporated herein by reference.

  10.16 Unified Financial Services, Inc. 1998 Stock Incentive Plan, filed as Annex A to the Company's Proxy Statement for the Company's 1998 Annual Meeting, is incorporated herein by reference.<F*>

  10.17 Loan Agreement, dated as of October 18, 1996, by and among Commonwealth Premium Finance Corporation, John R. Owens, William W. Davis, Jr., D. Richard Meyer and Bank One, Kentucky, NA.

  10.18 Security Agreement, dated as of October 18, 1996, by and between Commonwealth Premium Finance Corporation and Bank One, Kentucky, NA.

  10.19 First Amendment to Loan Agreement, dated as of December 17, 1996, by and among Commonwealth Premium Finance
             Corporation, John R. Owens, William W. Davis, Jr., D. Richard Meyer and Bank One, Kentucky, NA.

  10.20 Second Amendment to Loan Agreement, dated as of August 4, 1997, by and between Commonwealth Premium Finance
             Corporation, John R. Owens, William W. Davis, Jr., D. Richard Meyer and Bank One, Kentucky, NA.

  10.21 Third Amendment to Loan Agreement, dated as of July 23, 1998, by and among Commonwealth Premium Finance
             Corporation, John R. Owens, D. Richard Meyer and Bank One, Kentucky, NA.

  10.22 Renewed Revolving Credit Note, dated as of June 18, 1998, issued by Commonwealth Premium Finance Corporation in favor of Bank One, Kentucky, NA.

  10.23 Fourth Amendment to Loan Agreement, dated as of February 25, 1999, by and among Commonwealth Premium Finance
             Corporation, the Company and Bank One, Kentucky, NA.

  10.24 Guaranty of Payment and Performance, dated February 25, 1999, by the Company.

  10.25 Stock Pledge and Security Agreement, dated as of February 25, 1999, by and among the Company and Bank One, Kentucky, NA.

  10.26 Loan Agreement, dated as of January 20, 1998, by and among Equity Underwriting Group, Inc., Equity Insurance Managers, Inc., 21st Century Claim Service, Inc., John R. Owens, D. Richard Meyer and Bank One, Kentucky, NA.

  10.27 Guaranty of Payment and Performance, dated as of December 30, 1997, by Equity Insurance Managers, Inc.

  10.28 Security Agreement, dated as of January 20, 1998, by and between Equity Underwriting Group, Inc. and Bank One, Kentucky, NA.

  10.29 Security Agreement, dated as of January 20, 1998, by and between Equity Insurance Managers, Inc. and Bank One, Kentucky, NA.

  10.30 Security Agreement, dated as of December 30, 1997, by and between 21st Century Claim Service, Inc. and Bank One, Kentucky, NA.

  10.31 First Amendment to Loan Agreement, dated as of July 23, 1998, by and among Equity Underwriting Group, Inc.,
             Equity Insurance Managers, Inc., 21st Century Claim Service, Inc., John R. Owens, D. Richard Meyer and Bank One,
             Kentucky, NA.

  10.32 Amended and Restated Revolving Credit Note, dated as of July 23, 1998, issued by Equity Insurance Managers, Inc. in favor of Bank One, Kentucky, NA.

  10.33 Second Amendment to Loan Agreement, dated as of February 25, 1999, by and among Equity Underwriting Group, Inc., Equity Insurance Managers, Inc., 21st Century Claim Service, Inc., the Company and Bank One, Kentucky, NA.

  10.34 Amended and Restated Term Note, dated as of February 25, 1999, issued by Equity Underwriting Group, Inc. and
             Equity Insurance Managers, Inc. in favor of Bank One,
             Kentucky, NA.

  10.35      Term Note, dated as of February 25, 1999, issued by
             Equity Underwriting Group, Inc. and Equity Insurance
             Managers, Inc. in favor of Bank One, Kentucky, NA.

  10.36 Renewal Term Note, dated as of January 30, 1999, issued by 21st Century Claim Service, Inc. in favor of Bank One, Kentucky, NA.

  10.37      429 Pennsylvania Building Office Lease, dated as of
             November 7, 1997, by and between 429 Penn Partners and the Company.

  10.38 First Addendum to Lease, dated as of June 25, 1998, by and between 429 Penn Partners and the Company.

  10.39 Office Lease Agreement, dated as of November 4, 1996, by and between MIF Realty L.P. and Equity Insurance Mangers, Inc.

  10.40 Addendum, dated as of November 4, 1996, by and between MIF Realty L.P. and Equity Insurance Managers, Inc.

  10.41 Amendment and Extension of Lease, dated as of March 1, 1999, by and between Equity Insurance Managers, Inc. and Nashville Mini Storage, L.P.

  21.1       List of Subsidiaries.

  23.1 Consent of Larry E. Nunn & Associates, LLC with respect to its report dated February 12, 1999 regarding the consolidated financial statements of the Company as of and for the years ended December 31, 1998 and 1997.

  24.1       Power of Attorney (included on signature page hereto).

  27.1       Financial Data Schedule (December 31, 1998).

  27.2       Restated Financial Data Schedule (December 31, 1997).



  [FN]
  -------------------
  <F*> Management contract or compensatory plan or arrangement.