Form 10QSB
period 1999-03-31
UNIFIED FINANCIAL SERVICES INC
filed 1999-05-14
CIK 1033926

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB


         Quarterly Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


           For the quarterly period ended March 31, 1999


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

As of May 6, 1999, the registrant had outstanding 2,281,890 shares of Common Stock, $.01 par value.

                              TABLE OF CONTENTS
                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION                                                  3

Item 1.  Financial Statements                                                   3

         Consolidated Balance Sheets (unaudited)                                3

         Consolidated Statements of Income (unaudited)                          5

         Consolidated Statements of Comprehensive Income (unaudited)            6

         Consolidated Statements of Cash Flows (unaudited)                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 21

         Comparison of Results for the Three Months Ended March 31, 1999
         and 1998                                                              23

         Liquidity and Capital Resources                                       25

         Year 2000 Compliance                                                  25

PART II. OTHER INFORMATION                                                     27

Item 3.  Changes in Securities and Use of Proceeds                             27

Item 4.  Submission of Matters to a Vote of Securityholders                    27

Item 5.  Exhibits and Reports on Form 8-K                                      27

SIGNATURE PAGE                                                                 28

EXHIBIT INDEX                                                                  29

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
                                                                    March 31,    December 31,
                                                                      1999          1998
                                                                   -----------   ------------
                                                                   (unaudited)
                             ASSETS
                             ------

Current Assets
   Cash and cash equivalents                                       $ 8,036,645   $10,342,501
   Investments in affiliated mutual funds                              451,306       231,728
   Investments in securities and non-affiliated
      mutual funds                                                     224,505       494,403
   Accounts receivable (net of allowance for doubtful
      accounts of $38,326 for 1999 and $38,326 for 1998)            10,136,432     8,873,903
   Prepaid and sundry assets                                           215,302       230,006
                                                                   -----------   -----------

         Total current assets                                       19,064,190    20,172,541
                                                                   -----------   -----------

Fixed assets, at cost
   Equipment and furniture (net of accumulated
      depreciation of $3,059,960 for 1999 and
      $2,913,498 for 1998)                                           2,164,516     1,542,251
                                                                   -----------   -----------

         Total fixed assets                                          2,164,516     1,542,251
                                                                   -----------   -----------

Non-Current Assets
   Investment in debt securities                                       994,211       994,211
   Equity investment in affiliates                                     572,407       565,566
   Organization cost (net of accumulated amortization of
      $294,295 for 1999 and $254,230 for 1998)                         957,962       898,027
   Goodwill (net of accumulated amortization
      of $116,752 for 1999 and $34,773 for 1998)                     1,820,712     1,902,691
   Other non-current assets                                            621,432       620,649
                                                                   -----------   -----------

         Total non-current assets                                    4,966,724     4,981,144
                                                                   -----------   -----------

TOTAL ASSETS                                                       $26,195,430   $26,695,936
                                                                   ===========   ===========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
                                                                    March 31,   December 31,
                                                                       1999          1998
                                                                   -----------   -----------
                                                                   (Unaudited)
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current Liabilities
   Current portion of capital lease obligations                    $    50,260   $    52,735
   Current portion of borrowings                                     3,105,214     3,886,612
   Accounts payable and accrued expenses                             1,852,836     1,860,544
   Accrued compensation and benefits                                   654,455       338,779
   Payable to insurance companies                                    6,289,167     6,456,511
   Payable to broker-dealer                                            588,175       596,509
   Income taxes payable, current                                           407         1,857
   Income taxes payables, deferred                                      23,710        90,318
   Other liabilities                                                 1,293,096     1,218,855
                                                                   -----------   -----------

      Total current liabilities                                     13,857,320    14,502,720
                                                                   -----------   -----------

Long-term Liabilities
   Long-term portion of capital leases obligations                      25,918        37,122
   Long-term portion of borrowings                                   1,910,870     2,024,579
   Other long-term liabilities                                         325,828       385,886
   Deferred income taxes                                                     -        33,361
                                                                   -----------   -----------

      Total long-term liabilities                                    2,262,616     2,480,948
                                                                   -----------   -----------

      Total liabilities                                             16,119,936    16,983,668
                                                                   -----------   -----------

Commitments and Contingencies                                                -             -
                                                                   -----------   -----------

Stockholders' Equity
   Common Stock, par value $.01 per share                               27,255        27,174
   Preferred Stock Series C                                              1,672         1,672
   Preferred Stock Series D                                                  -             -
   Additional paid-in capital                                        8,413,842     8,234,123
   Retained earnings                                                 1,632,725     1,449,299
   Accumulated other comprehensive income                                    -             -
                                                                   -----------   -----------

      Total stockholders' equity                                    10,075,494     9,712,268
                                                                   -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $26,195,430   $26,695,936
                                                                   ===========   ===========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                                       Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                       1999          1998
                                                                   -----------   -----------
REVENUE:
   Gross revenue (see note 11)                                      $6,512,054    $5,088,714
                                                                   -----------   -----------
      Total gross revenue                                            6,512,054     5,088,714
                                                                   -----------   -----------

COST OF SALES:
   Cost of sales                                                     1,640,216     1,852,974
                                                                   -----------   -----------
      Total cost of sales                                            1,640,216     1,852,974
                                                                   -----------   -----------
      Gross profit (see note 11)                                     4,871,838     3,235,740
                                                                   -----------   -----------
EXPENSES:
   Employee compensation and benefits                                2,383,042     1,498,804
   Brokerage operating expenses                                        129,337        80,884
   Fund services operating expenses                                     41,327        19,188
   Mail and courier                                                    121,257        95,612
   Telephone                                                            70,621        48,008
   Equipment rental and maintenance                                    101,810        51,889
   Occupancy                                                           206,374        72,169
   Depreciation and amortization                                       207,975       146,603
   Professional fees                                                   539,685       128,754
   Business development cost                                           162,816       142,824
   Other operating expenses                                            695,508       538,206
                                                                   -----------   -----------
      Total expenses                                                 4,659,752     2,822,941
                                                                   -----------   -----------
Income from operations                                                 212,086       412,799
                                                                   -----------   -----------

OTHER INCOME (LOSS)
   Unrealized gain (loss) on securities                                (30,126)       36,397
   Realized gain (loss) on securities                                     (813)        5,336
   Equity in results of affiliates                                       6,841       (53,104)
   Gain on sale/disposal of fixed assets                                     -         5,278
                                                                   -----------   -----------
      Total other income (loss)                                        (24,098)       (6,093)
                                                                   -----------   -----------
Income before income taxes                                             187,988       406,706
Income taxes                                                             4,562        22,949
                                                                   -----------   -----------
Net income                                                          $  183,426    $  383,757
                                                                   ===========   ===========

Per share earnings
   Basic common shares outstanding                                   2,275,580     1,722,821
   Net income - basic                                               $     0.08    $     0.20
   Fully diluted common shares outstanding                           2,540,151     1,729,621
   Net income fully diluted                                         $     0.07    $     0.20

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      ----------------------
                                                                        1999          1998
                                                                      --------      --------
Net income                                                            $183,426      $383,757
Other comprehensive income, net of tax
   Unrealized gain (loss) on securities, net of
      reclassification adjustment                                            -        (7,331)
                                                                      --------      --------

Comprehensive income                                                  $183,426      $376,426
                                                                      ========      ========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                        Three Months Ended
                                                                            March 31,
                                                                   -------------------------
                                                                       1999          1998
                                                                   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income                                                      $   183,426   $   383,757
   Adjustments to reconcile net income to cash
      provided by (used) in operating activities
         Deferred income taxes                                         (99,969)       34,436
         Provision for depreciation and amortization                   218,818       147,390
         Unrealized gain (loss) on investments                               -       (43,728)
         (Gain) loss on disposal of fixed assets                             -        (5,283)
         Results of affiliate/minority interest                         (6,841)       53,104
         Deferred start-up costs                                      (100,000)            -
         (Increase) decrease in operating assets
            Receivables                                             (1,262,529)   (2,797,220)
            Prepaid and sundry assets                                   63,609       (58,633)
         Increase (decrease) in operating liabilities
            Accounts payable and accrued expenses                       (7,708)    3,167,184
            Accrued compensation and benefits                          315,676        94,573
            Other liabilities                                         (161,495)      (46,351)
            Accrued income taxes                                        (1,450)       (8,807)
                                                                   -----------   -----------
   Net cash provided (used) in operating activities                   (858,463)      920,422
                                                                   -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                              (768,727)     (196,326)
   Proceeds from sale of fixed assets                                        -         9,968
   Investments in securities and mutual funds                           50,320       116,506
                                                                   -----------   -----------
   Net cash provided (used) in investing activities                   (718,407)      (69,852)
                                                                   -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                              179,800       180,000
   Proceeds from borrowings                                            373,700     2,821,407
   Dividends on preferred stock                                              -       (34,418)
   Dividends on AmeriPrime common stock                                      -      (125,000)
   Purchase of common stock at Equity Underwriting
      Group, Inc.                                                            -    (2,922,024)
   Acquisition of Unified Investment Advisers, Inc.                          -      (814,347)
   Repayment of borrowings                                          (1,268,807)       (7,680)
   Repayment of capital lease obligations                              (13,679)      (13,784)
                                                                   -----------   -----------
   Net cash provided (used) in financing activities                   (728,986)     (915,846)
                                                                   -----------   -----------
Net increase (decrease) in cash and cash equivalents                (2,305,856)      (65,276)
Cash and cash equivalents, beginning of year                        10,342,501     2,564,024
                                                                   -----------   -----------
Cash and cash equivalents, end of period                           $ 8,036,645   $ 2,498,748
                                                                   ===========   ===========

See accompanying notes.

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 1 -  NATURE OF OPERATIONS

          The consolidated financial statements include the accounts of Unified Financial Services, Inc. (the "Company" or "Unified"), a Delaware corporation, and its wholly owned subsidiaries, Unified Management Corporation ("Management"), Unified Fund Services, Inc. ("Services"), Health Financial, Inc. ("Health Financial"), First Lexington Trust Company ("Lexington"), Resource Benefit Planners, Inc. ("Benefit Planners"), Unified Investment Advisers, Inc. ("Advisors"), Unified Internet Services, Inc. ("Unified Internet Services"), EMCO Estate Management Company, Inc. ("EMCO"), Fiduciary Counsel, Inc. ("Fiduciary Counsel"), Equity Underwriting Group, Inc. ("Equity Insurance"), Commonwealth Premium Finance Corporation ("CPFC"), Strategic Fund Services, Inc. ("Strategic"), AmeriPrime Financial Services, Inc. ("AmeriPrime"), M. Wilson & Associates, Inc. ("M. Wilson"), Unified Aviation, Inc. ("Unified Aviation"), VSX Technologies, Inc. ("VSX"), Unified Capital Resources, Inc. ("Unified Capital") and Archer Trading, Inc. ("Archer").

          The Company, through its subsidiaries, concentrates its services over the following lines of business in the financial services and insurance industries: (i) mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution; (ii) brokerage and securities services, including third-party introduced clearing services;
          (iii) investment advisory and asset management services for various asset management categories and objectives; (iv) tax-free reorganizations and consolidations of financial services companies and small mutual funds; (v) certain non-bank custodial services; (vi) trust and retirement services;
          (vii) qualified plan services, including plan participant education; (viii) internal and external proprietary product and systems development for financial services institutions, predominantly mutual funds, including the Unified Funds, a family of no-load mutual funds sponsored by Advisers;
          (ix) asset allocation services; (x) investment advisory services; (xi) financial planning services; (xii) Internet technology and services; (xiii) specialty insurance general agent and brokerage services; (xiv) adjusting services;
          (xv) third-party claim administration services;
          (xvi) financing for the payment of insurance premiums; and
          (xvii) claim processing and management.


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company," unless the context requires otherwise). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

          Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

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

          Effective August 21, 1998, the Company acquired Fiduciary Counsel in a transaction accounted for under the purchase method of accounting. In connection with such acquisition, the Company issued 36,110 shares of common stock, $0.01 par value, of the Company ("Common Stock") and paid $800,835 in cash. The results of operations of Fiduciary Counsel have been included in the Company's consolidated financial statements since its date of acquisition.

          Effective January 1, 1999, the Company acquired M. Wilson in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 3,636 shares of Common Stock in exchange for all the capital stock of M. Wilson. Due to the immateriality of the results of operations of M. Wilson to that of the Company, the consolidated financial statements of the Company contained herein do not reflect the acquisition of M. Wilson prior to the acquisition date of such entity.

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

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Investments and Investment in Debt Securities
          ---------------------------------------------
          Investments, which consists primarily of an investment in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Statements of Operations as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $1,150,000 of capital as long as trust assets under management exceed $100,000,000.

          Income Taxes
          ------------
          The Company files consolidated federal and state income tax returns with its subsidiaries. Subsequent to its acquisition by the Company, each of Benefit Planners, EMCO, Strategic, Equity Insurance, CPFC, AmeriPrime and M. Wilson will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

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

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Financial Statement Presentation
          --------------------------------
          Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 3 -  PROPOSED AND COMPLETED ACQUISITIONS

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

          On October 12, 1998, Unified executed a letter of intent with Fully Armed Productions, Inc. a Kentucky corporation ("Fully Armed Productions"), to acquire all of the capital stock of Fully Armed Productions in exchange for 18,182 shares of Common Stock. Fully Armed Productions provides creative and technological services for the television,

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 3 -  PROPOSED AND COMPLETED ACQUISITIONS (continued)

          radio and internet industries through its specialty production capabilities. Fully Armed Productions performs videography, programming and production services for NBC, ESPN and numerous cable, satellite and television stations, including services for the past two Olympic games. The acquisition is intended to be accounted for pursuant to the pooling-of-interests method of accounting.

          On January 1, 1999, Unified acquired M. Wilson. M. Wilson, a Kentucky corporation, is a claim processing and management company that has experience in handling liability, property and workers compensation claims for a self-insured trust fund. M. Wilson also processes claims for an occupational accident program for independent truckers and does statewide property adjusting for the Kentucky Risk and Insurance Service Division and property adjusting for the Fair Plan of Louisville, Kentucky. The acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 3,636 shares of Common Stock. As of December 31, 1998, M. Wilson reported total assets of $3,308 and shareholder's equity of $3,308.

          On May 6, 1999, the Company, through its wholly owned subsidiary, Archer, completed the acquisition of certain of the assets and certain of the liabilities of First Insight Securities, Inc. Archer, a Delaware corporation, currently provides stock trading services to individuals from one office located in Cincinnati, Ohio. In connection with such acquisition, the Company assumed liabilities of approximately $22,000 and paid an additional $51,700 in cash. Such transaction was accounted for under the purchase method of accounting.

          The Company has filed the required applications with the Office of Thrift Supervision with respect to the organization by the Company of a federal savings bank (the "Savings Bank") which would be headquartered in Lexington, Kentucky. The Company expects to commence operations of the Savings Bank during the third or fourth quarter of 1999, subject to the receipt of the required regulatory approvals and the issuance of a charter.

Note 4 -  OPTIONS

          On March 25, 1999, the Board of Directors of the Company adopted, subject to stockholder approval, the Unified Financial Services, Inc. Amended and Restated 1998 Stock Incentive Plan (the "Plan") which provides for the granting of stock options and other cash and stock-based awards. The total number of shares of Common Stock issuable under the Plan is not to exceed 500,000 shares, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar changes generally affecting stockholders of the Company.

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 4 -  OPTIONS (continued)

          Under the terms of the Plan, employees, directors, advisors and consultants of the Company and its subsidiaries will be eligible to receive the following: (a) Incentive Stock Options; (b) Nonqualified Stock Options; (c) Stock Appreciation Rights ("SAR"); (d) Restricted Stock; (e) Restricted Stock Units; and (f) Performance Awards.

          As of March 31, 1999, options to acquire 36,851 shares of Common Stock were outstanding to certain employees, directors and advisers of the Company. Such options were fully vested on the date of the grant and have an exercise price as follows:

               (a)  6,400 shares at $25 per share
               (b)  19,776 shares at $27.50 per share
               (c)  10,675 shares at $40 per share

          Of such options, 35,551 are intended to qualify as incentive stock options pursuant to Section 422 of the Internal
          Revenue Code of 1986, as amended.

                 UNIFIED FINANCIAL SERVICES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                     MARCH 31, 1999 AND 1998
                     -----------------------

Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS

          Unified and subsidiaries have obtained financing from banks and former owners of companies acquired via lines of credit and asset-based financing including capitalized lease obligations.

                                     Balance at March 31, 1999
                               -------------------------------------
                                 Current       Long-Term
Creditor              Lender     Portion        Portion      Total    Interest rate   Date of Maturity            Remarks
--------              ------   -------------------------------------  -------------   ----------------    ------------------------
LOANS:

1) Unified            Bank      $   30,720    $  265,737  $  296,457  Prime plus .5%  December 31, 2001   Monthly installments for
                                                                                                          communication and
                                                                                                          computer hardware and
                                                                                                          software
2) EUG                Bank         800,000                   800,000  Prime           June 20, 1999       Term loan
                                                                                                          maximum loan amount
                                                                                                          $800,000
3) EUG                Bank         312,500       885,417   1,197,917  Prime           January 1, 2001     Note due in installments
                                                                                                          maximum loan amount
                                                                                                          $1,250,000
4) Equity             Bank         300,000                   300,000  Prime           June 20, 1999       Revolving credit line
                                                                                                          maximum loan amount
                                                                                                          $400,000
5) 21st Century       Bank         159,338                   153,338  Prime           June 20, 1999       Term loan
                                                                                                          maximum loan amount
                                                                                                          $200,000
6) CPFC               Bank       1,335,000                 1,335,000  Prime           June 18, 1999       Revolving credit line
                                                                                                          maximum loan amount
                                                                                                          $2,000,000
7) Irland and Rogers  Bank          25,000                    25,000  Prime plus 1%   May 1, 1999         Term loan

8) Irland and Rogers  Previous
                        owner      104,996       429,676     534,676  9.50%           January 1, 2003     Due in annual
                                                                                                          installments
9) Unified Aviation   Bank          43,660       330,040     373,700  8.25%           March 31, 2014      Due in monthly
                                                                                                          installments for
                                                                                                          aircraft
                                ----------    ----------  ----------
Total                           $3,105,214    $1,910,870  $5,016,084
                                ==========    ==========  ==========

                  UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 1999 AND 1998
                      -----------------------

Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS (continued)

          The Company's capitalized lease obligations are payable over a 36-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of March 31, 1999.

          For the twelve months ended March 31,             Amount
          -------------------------------------             ------

                    2000                                    $56,292
                    2001                                     22,948
                    2002                                      4,362
                                                            -------
                    Subtotal                                 83,602
                    Less: amount representing interest        7,424
                                                            -------
                    Net present value                       $76,178
                                                            =======

          The Company did not acquire equipment through capital lease obligations during the three month periods ended March 31, 1999 and 1998.

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

          The aggregate minimum rental commitments required under operating leases for office space and equipment at March 31, 1999 for all operations were as follows:

          For the twelve months ended March 31,   Lease commitments
          -------------------------------------   -----------------

                    2000                             $  844,236
                    2001                                822,145
                    2002                                820,904
                    2003                                548,848
                    Thereafter                          552,402
                                                     ----------
                    Total                            $3,588,595
                                                     ==========

          Total rental expense was $206,374 and $72,169 for the three months ended March 31, 1999 and 1998, respectively.

                  UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 1999 AND 1998
                      -----------------------

Note 6 -  COMMITMENTS AND CONTINGENCIES (continued)

          The Company is a party to various lawsuits, claims and other legal actions arising in the ordinary course of business.
          In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the Company's financial position or results of its operations.

Note 7 -  EMPLOYEE BENEFIT PLANS

          Unified and subsidiaries provide a defined contribution retirement plan which covers substantially all employees. The Board of Directors determines contributions to the plan. For the three months ended March 31, 1999, the Board of Directors made no contributions to the plan.

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

Note 8 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS FOR MANAGEMENT AND AFSI

          Management and AmeriPrime Financial Securities, Inc., a subsidiary of AmeriPrime ("AFSI"), are subject to the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of 6-2/3% of aggregate indebtedness or $50,000 for Management and $5,000 for AFSI, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At March 31, 1999, Management had net capital of $431,982, which was $381,982 in excess of its required net capital of $50,000 and a ratio of aggregate indebtedness to net capital of 0.51 to 1. At March 31, 1999, AFSI had net capital of $144,526, which was $139,526 in excess of its required net capital of $5,000, and a ratio of aggregate indebtedness to net capital of .28 to 1.

          Pursuant to Rule 15c3-3 as promulgated by the SEC, Management and AFSI calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement calculated by Management and AFSI were $0 at March 31,1999. Balances segregated in excess of reserve requirements are not restricted.

                  UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 1999 AND 1998
                      -----------------------

Note 9 -  COMMON AND PREFERRED STOCK

          Common Stock:

          Acquisitions
          ------------
          The Company has 10,000,000 authorized shares of Common
          Stock. In connection with the acquisitions consummated during 1998 and 1999, the Company issued shares of Common Stock. The shares issued by acquisition follow:


               Company acquired          Date             Shares issued
               ----------------     -----------------     -------------
               Benefit Planners     March 10, 1998            12,000
               EMCO                 August 21, 1998           11,000
               Fiduciary Counsel    August 21, 1998           36,110
               Equity Insurance     December 17, 1998        241,745
               CPFC                 December 17, 1998         12,800
               Strategic            December 22, 1998          7,500
               AmeriPrime           December 31, 1998        410,000
               M. Wilson            January 1, 1999            3,636

          Private Placement Offering
          --------------------------
          Effective December 10, 1998, the Company commenced a private placement (the "Private Placement") offering to sell a maximum of 1,750,000 shares of Common Stock. The first 1,250,000 shares are being offered at a price of $40.00 per share and, upon acceptance by the Company of subscriptions for such 1,250,000 shares, the remaining 500,000 shares will be offered at a price of $50.00 per share. All shares of Common Stock are being offered by the Company on a best efforts basis. There is no public market for any securities of the Company. There can be no assurance that a market will develop in the future. The offering will terminate on the earlier occurrence of (1) subscription for 1,750,000 shares have been accepted; or (2) September 31, 1999; provided, however, the Company reserves the right either to extend the offering or to terminate it at any time, without notice, but in no event may the term of the offering be extended beyond December 31, 1999. The securities offered and sold in this private placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          As of March 31, 1999, the Company had accepted subscriptions for 4,495 shares of Common Stock pursuant to the Private Placement.

                  UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 1999 AND 1998
                      -----------------------

Note 9 -  COMMON AND PREFERRED STOCK (continued)

          Preferred Stock
          ---------------
          As of March 31, 1999, the total preferred shares authorized for the Company were 1,000,000 with a par value of $.01 per share of which 102,100 shares were designated at March 31, 1998 as follows:

                   SHARES                SHARES       SHARES       STATED        PAR
                 DESIGNATED              ISSUED     OUTSTANDING    VALUE        VALUE
                 ----------              ------     -----------    -----        -----
          Preferred Stock Series C:
                    2,100                1,672         1,672        $100        $0.01

          Preferred Stock Series D:
                   100,000                -0-           -0-          200         0.01


          Series C Preferred Stock Issuance
          ---------------------------------
          In May 1998, the Company issued 2,100 shares of Series C 6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $210,000. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock. As of March 31, 1999, 428 Series C Preferred Stock had been converted into 57,780 shares of Common Stock.

          Series D Preferred Stock Authorized
          -----------------------------------
          In July 1998, the Company authorized 100,000 shares of Series D Convertible Junior Participating Preferred Stock. The Company has reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between the Company and Services, as rights agent. On August 26, 1998, the Board of Directors of Unified declared a dividend distribution of one Preferred Stock Purchase Right (collectively, the "Rights") for each outstanding share of Common Stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

Note 10 - INCOME TAXES

          Consolidated net operating loss carryforwards at December 31,1998 amounted to approximately $13,100,000, expiring through 2008.

          Consolidated State of Indiana net operating loss carryforwards at December 31,1998 amounted to approximately $12,100,000, expiring through 2008.

                  UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 1999 AND 1998
                      -----------------------

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at March 31, 1999 and 1998. FAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                MARCH 31,
                                              ---------------------------------------------
                                                      1999                    1998
                                              ---------------------   ---------------------
                                               CARRYING     FAIR       CARRYING     FAIR
          ($ IN THOUSANDS)                      AMOUNT      VALUE       AMOUNT      VALUE
                                                ------      -----       ------      -----
          Financial assets
             Cash and cash equivalents        $ 8,036.6   $ 8,036.6   $10,342.5   $10,342.5
             Investment in:
                Mutual funds and
                   securities                     224.5       224.5       494.4       494.4
                Mutual funds -
                   affiliates                     451.3       451.3       231.7       231.7
             Receivables                       10,136.4    10,136.4     8,873.9     8,873.9
             Prepaid and sundry                   215.3       215.3       230.0       230.0

          Financial obligations
             Current liabilities               13,857.3    13,857.3    14,502.7    14,502.7
             Capital lease obligation              25.9        25.9        37.1        37.1
             Long-term debt                     1,910.9     1,910.9     2,024.6     2,024.6

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS

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

                  UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 1999 AND 1998
                      -----------------------

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable Segment Profit of Loss, Segment Assets are as follows for the three months ended March 31, 1999 and 1998:



                    ($ IN THOUSANDS)                                  1999           1998
                                                                      ----           ----
          Revenues
             Brokerage                                             $   776.7      $   485.0
             Financial services administration                       2,050.3        1,074.1
             Investment advisory                                     1,225.0          678.2
             Insurance brokerage                                     2,303.7        2,719.1
             Other                                                     156.4          132.3
                                                                   ---------      ---------
                   Total                                           $ 6,512.1      $ 5,088.7
                                                                   =========      =========

          Gross Profit
             Brokerage                                             $   341.8      $   153.8
             Financial services administration                       1,907.6          854.1
             Investment advisory                                     1,197.2          641.2
             Insurance brokerage                                     1,268.9        1,454.3
             Other                                                     156.3          132.3
                                                                   ---------      ---------
                   Total                                           $ 4,871.8      $ 3,235.7
                                                                   =========      =========

          Total Assets
             Brokerage                                             $   970.4      $   932.2
             Financial services administration                       5,388.7        2,466.6
             Investment advisory                                     4,186.0        1,812.0
             Insurance brokerage                                     9,359.2        9,172.3
             Other                                                   6,291.1        1,048.3
                                                                   ---------      ---------
                   Total                                           $26,195.4      $15,429.4
                                                                   =========      =========

          Capital expenditures
             Brokerage                                             $    14.0      $     9.2
             Financial services administration                          55.0            8.5
             Investment advisory                                        11.9            2.5
             Insurance brokerage                                        31.9          169.4
             Other                                                     655.9            6.7
                                                                   ---------      ---------
                   Total                                           $   768.7      $    96.3
                                                                   =========      =========

          Depreciation and amortization
             Brokerage                                             $     5.6      $     5.1
             Financial services administration                          40.4           18.8
             Investment advisory                                        83.8           38.2
             Insurance brokerage                                        48.4           60.2
             Other                                                      40.6           24.3
                                                                   ---------      ---------
                   Total                                           $   218.8      $   146.6
                                                                   =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-QSB are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). These forward-looking statements involve certain risks and uncertainties. For example, a down turn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in federal and state regulations of the mutual fund industry or the imposition of regulatory penalties could have an effect on operating results of the Company. These uncertainties, as well as others, are present in the financial services industry and stockholders are cautioned that management's view of the future on which it prices its products and estimates costs of operations and regulations may prove to be other than as anticipated.

GENERAL

     The Company, a Delaware corporation, was organized on December 7, 1989. The following table sets forth the Company's active subsidiaries as of March 31, 1999.

--------------------------------------------------------------------------------------------------------------------
                                                                                                          PERCENT
                                         PRINCIPAL PLACE                                                  OWNED BY
       SUBSIDIARY NAME                     OF BUSINESS               DESCRIPTION OF SUBSIDIARY            COMPANY
--------------------------------------------------------------------------------------------------------------------
Unified Management Corporation         Indianapolis, Indiana     A licensed National Association of         100%
                                                                 Securities Dealers, Inc. ("NASD")
                                                                 broker-dealer
--------------------------------------------------------------------------------------------------------------------
Unified Fund Services, Inc.            Indianapolis, Indiana     A registered investment adviser            100%
                                                                 and transfer agent
--------------------------------------------------------------------------------------------------------------------
Health Financial, Inc.                 Lexington, Kentucky       A registered investment adviser            100%

--------------------------------------------------------------------------------------------------------------------
First Lexington Trust Company          Lexington, Kentucky       A non-bank affiliated trust                100%
                                                                 company that is regulated by the
                                                                 Department of Financial
                                                                 Institutions, Commonwealth of
                                                                 Kentucky
--------------------------------------------------------------------------------------------------------------------
Unified Internet Services, Inc.        Indianapolis, Indiana     An internet services company               100%
--------------------------------------------------------------------------------------------------------------------
Resource Benefit Planners, Inc.        Lexington, Kentucky       A professional services firm               100%
--------------------------------------------------------------------------------------------------------------------
Unified Investment Advisers, Inc.      Indianapolis, Indiana     A provider of mutual fund advisory         100%
                                                                 services for the Unified Funds,
                                                                 the Company's no load mutual fund
                                                                 family
--------------------------------------------------------------------------------------------------------------------
Fiduciary Counsel, Inc                 New York,                 An investment management firm              100%
                                       New York
--------------------------------------------------------------------------------------------------------------------
EMCO Estate Management Company, Inc.   New York,                 A wealth management firm                   100%
                                       New York
--------------------------------------------------------------------------------------------------------------------
AmeriPrime Financial Services, Inc.    Southlake, Texas          A provider of administrative,              100%
                                                                 regulatory, compliance and start-
                                                                 up support services to investment
                                                                 advisors, banks and other money
                                                                 managers in their proprietary
                                                                 mutual fund efforts
--------------------------------------------------------------------------------------------------------------------
AmeriPrime Financial Securities, Inc.  Southlake, Texas          An NASD broker-dealer in all 50            100%<F1>
                                                                 states
--------------------------------------------------------------------------------------------------------------------
Equity Underwriting Group, Inc.        Lexington, Kentucky       A holding company that provides,           100%
                                                                 through its subsidiaries,
                                                                 specialty insurance products as a
                                                                 general agent or broker
--------------------------------------------------------------------------------------------------------------------
Equity Insurance Managers, Inc.        Lexington, Kentucky       A provider of specialty property           100%
                                                                 and casualty insurance products as
                                                                 a managing general agent and
                                                                 broker
--------------------------------------------------------------------------------------------------------------------
21st Century Claims Service, Inc.      Lexington, Kentucky       A provider of adjusting services           100%<F2>
                                                                 and third-party claim
                                                                 administration services
--------------------------------------------------------------------------------------------------------------------
Equity Insurance Administrators, Inc.  Lexington, Kentucky       A provider of third-party claim            100%<F3>
                                                                 administration services to
                                                                 insurance companies and program
                                                                 managers
--------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------
                                                                                                          PERCENT
                                         PRINCIPAL PLACE                                                  OWNED BY
       SUBSIDIARY NAME                     OF BUSINESS               DESCRIPTION OF SUBSIDIARY            COMPANY
--------------------------------------------------------------------------------------------------------------------
Equity Insurance Managers of Illinois, Illinois                  A wholesale brokerage firm                 55%<F4>
L.L.C. (d/b/a/ Irland & Rogers)
--------------------------------------------------------------------------------------------------------------------
Commonwealth Premium Finance           Lexington, Kentucky       A provider of financing for the            100%
Corporation                                                      payment of premiums on insurance
                                                                 coverage placed by Equity
                                                                 Underwriting Group, Inc.
--------------------------------------------------------------------------------------------------------------------
Strategic Fund Services, Inc.          New York,                 A provider of mutual fund                  100%
                                       New York                  administration services
--------------------------------------------------------------------------------------------------------------------
Unified Aviation, Inc.                 Lexington, Kentucky       An aviation operating company              100%
--------------------------------------------------------------------------------------------------------------------
VSX Technologies, Inc.                 New York,                 A developer of software systems            100%
                                       New York                  for the brokerage industry
--------------------------------------------------------------------------------------------------------------------
Unified Capital Resources, Inc.        New York,                 An investment and merchant banking         100%
                                       New York                  company
--------------------------------------------------------------------------------------------------------------------
M. Wilson & Associates, Inc.           Lexington, Kentucky       A claim processing and management          100%<F5>
                                                                 company
--------------------------------------------------------------------------------------------------------------------

----------------------

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

     The following presents management's discussion and analysis of the Company's consolidated financial condition and results of operations as the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-QSB, including the Company's unaudited, consolidated financial statements and accompanying notes thereto.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Revenues for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 increased $1,413,400, or 28.0%, from $5,088,700 to $6,512,100. For such period, brokerage revenue increased $291,700, or 60.1%, investment advisory revenue increased $546,800, or 80.6%, financial services administration revenue increased $976,200, or 90.9%, insurance brokerage revenue declined $415,400, or 15.3%, and other revenue increased $24,100, or 18.2%. The increase in brokerage revenue reflects the higher distribution service fees based upon contractual agreements with a fund and on variable distribution fees based upon fund assets or commissions on fund sales. In addition, the volatile market conditions contributed to an increase in the total number of trades processed, with higher commissions on security trades as well as an increase in the number of mutual funds trades. Financial services administration revenue increased principally due to a growth in the number of mutual fund clients serviced, additional fees associated with assets under service, a growth in assets under service and an increased number of clients whose assets were serviced under trusts. Claim services revenue increased principally due to the acquisition of M. Wilson on January 1, 1999 and new service contracts entered into during the first quarter of 1999. Premium financing activities relating to insurance policies issued increased 8.8% compared to the first quarter of 1998. Investment advisory revenue increased principally due to the growth in assets under management plus increased revenue due to the acquisitions by the Company in March 1998 and August 1998 of Advisers and Fiduciary Counsel, respectively. Gross insurance brokerage revenues decreased due to lesser premium income being written during the first quarter of 1999. Overall, $8,704,373 in premiums were written during the quarter ended March 31, 1999 as compared to $9,385,699 in the quarter ended March 31, 1998, reflecting a decrease of 7.3%. This decrease was attributable to a decline of approximately $1,500,000 in private passenger automobile business, but was offset by an increase in all other lines of approximately $860,000, or an increase of 13.6%. The reductions in private passenger premiums were due to regulatory approval and software implementation delays experienced in the development of a new program that should be implemented during the second quarter of 1999. Other income increased during the first quarter of 1999 as compared to the same period of 1998, principally as a result of income earned on cash and cash equivalents received in connection with the Company's 1998 private placement, offset slightly by a reduction in miscellaneous and programming revenue.

     Gross profit for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 increased $1,636,100, or 50.6%, from $3,235,700 to $4,871,800. For such periods, gross profit as a percentage of revenue increased to 74.8% from 63.6%. Brokerage gross profit increased to $341,800 for the quarter ended March 31, 1999 from $153,800 for the prior year first quarter, reflecting the increased distribution service fees revenue based upon fixed or variable agreements with mutual funds and commissions on fund sales. The increased number of security and mutual fund trades, higher commissions on trades and trail commissions from mutual funds improved the gross profit margin by 122.2%. Investment advisory gross profit increased to $1,197,200 for the quarter ended March 31, 1999 from $641,200 for the
quarter ended March 31, 1998.   For such periods, investment advisory
gross profit increased $556,000, of which $505,200, was due to the acquisitions of Advisers and Fiduciary Counsel on March 31, 1998 and August 21, 1998, respectively, plus increased assets under management for all companies. Financial services administration gross profit increased to $1,907,600 for the quarter ended

March 31, 1999 from $854,100 for the quarter ended March 31, 1998, reflecting the increased assets under service, the increased additional fees for service and the growth in mutual fund and trust clients served. Insurance brokerage gross profit of $1,268,900 declined $185,400 for the quarter ended March 31, 1999 as compared to brokerage gross profit of $1,454,300 for the quarter ended March 31, 1998. The insurance brokerage gross profit decrease was attributable to a premium decline of approximately $1,500,000 in private passenger automobile business, but was tempered by increases in other lines. The premium decline is reflective of the very competitive nature of the present insurance market. The increase in other gross profit of $24,000 reflected the increased interest income on cash and cash equivalents.

     Income from operations for the quarter ended March 31, 1999 was $212,100, or 3.3% of total revenue, as compared to income from operations of $412,800, or 6.3%, for the same quarter last year. Total expenses for the quarter ended March 31, 1999 were $4,659,800, or 71.6% of total revenue, as compared to $2,822,900, or 43.3% of total revenue, for the quarter ended March 31, 1998. Fiduciary Counsel and Advisers, each of which was acquired by the Company during 1998, accounted for $491,700 of the expenses during 1999 when compared to the first quarter 1998 expenses. Expenses during the quarter ended March 31, 1999 were up significantly due to the following: (i) the Company's aggressive merger and acquisition program; (ii) start-up of the Company's Internet online brokerage service, which required additional staff, website development and other website cost; (iii) additional staffing at the Company's financial services administration and investment advisory operations, which has experienced significant growth in new clients and assets under service and assets under management, coupled with an increased marketing effort; (iv) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality service; (v) the ability for clients to view their accounts via the Internet and the development of websites for the Company and each of its subsidiaries; (vi) the Company's management expansion program which started in late 1998 and which has resulted in the hiring of numerous individuals who should contribute significantly to the Company's future results; and (vii) capital expenditures in connection with the organization by the Company of a federal savings bank and other subsidiaries.

     For the quarter ended March 31, 1999, the Company's portion of profit from affiliates was $6,800 as compared to a $53,100 loss from affiliates for the quarter ended March 31, 1998. The Company's portion of the loss of Advisers (prior to the Company's acquisition of 100% of the capital stock of Advisers on March 31, 1998) was $39,900. Equity's portion of profit of an affiliate for the quarter ended March 31, 1999 was $6,800 as compared to a loss of $14,200 from an affiliate for the quarter ended March 31, 1998. Unrealized loss on securities of approximately $30,000 during the quarter ended March 31, 1999 compared to a $36,000 gain during the quarter ended March 31, 1998.

     Net income was $183,400 for the quarter ended March 31, 1999 compared with net income of $383,800 for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, increased revenue (28.0%) was offset by the increased expenses (65.1%) as compared to the quarter ended March 31, 1998. The increase in financial services administration fees and the growth in assets under management and assets under service resulted in the increased gross revenue. The results for the three months ended March 31, 1999 reflect revenue and expenses from acquisitions completed after the first quarter of 1998 (Advisers and Fiduciary Counsel were reported pursuant to the purchase method of accounting and, as a result, are included in the Company's consolidated financial statements from the date of each respective acquisition). The Company's management expansion program to hire additional personnel to support the Company's planned expansion, coupled with increased costs related to additional asset volume and additional staffing for new businesses acquired or started near the end of the quarter ended March 31, 1999, resulted in the decline in net income when comparing the first quarter of 1999 to the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at March 31, 1999 from December 31, 1998 was $2,305,900.
The decrease reflects the repayment of borrowings, the purchase of fixed assets and an increase in accounts receivables. The Company received $179,800 from the issuance of 4,495 shares of Common Stock in the Private Placement during the three months ended March 31, 1999.

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

     The Company's objective was to be Year 2000 compliant with its critical systems by the end of the fourth quarter of 1998, allowing substantial time for further testing, verification and conversion of less important activities and systems. The Company has achieved this goal in over 95% of the mission critical systems. The remaining 5% of the critical systems is scheduled to be compliant by June 30, 1999. The Company is utilizing both internal and external resources to identify, correct or reprogram, and test its internal systems for Year 2000 compliance. The Company has gathered information from its suppliers and vendors to determine the status of their Year 2000 compliance and the extent to which the Company's operations may be affected by such third-parties' non-compliance. The Company is monitoring the progress of each vendor and is developing contingency plans in the event vendors experience Year 2000 problems and cannot deliver products and services necessary to the Company's operations. Further analysis or testing of the vendors' systems will continue throughout 1999. However, there can be no assurance that the systems and products of third-parties on which the Company relies will be compliant.

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

PART II.  OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended March 31, 1999, the only sales of the Company's securities were: (i) 3,636 shares of Common Stock issued in connection with the acquisition of M. Wilson & Associates, Inc. (such shares were issued in exchange for all the outstanding capital stock of
M. Wilson & Associates, Inc.); and (ii) 4,495 shares of Common Stock issued by the Company in connection with the Private Placement, at a price of $40.00 per share. All shares of stock issued by the Company during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits: See Exhibit Index on page 29 hereof.
     --------

(b)  Reports on Form 8-K: On January 8, 1999, the Company filed a
     -------------------
     Current Report on Form 8-K to report the acquisition by the Company of AmeriPrime Financial Services, Inc. ("AmeriPrime"). In connection with the acquisition of AmeriPrime on December 31, 1998, the Company issued 410,000 shares of Common Stock in exchange for all the outstanding capital stock of AmeriPrime. Reported Items 2, 5 and 7.

(c) On February 19, 1999, the Company filed a Current Report on Form 8-K/A to file the following financial statements: (A) for each of Equity Underwriting Group, Inc. and AmeriPrime: Audited Consolidated Statements of Financial Condition as of December 31, 1997 and 1996, Audited Consolidated Statements of Operations, Audited Consolidated Statements of Cash Flows and Audited Consolidated Statements of Changes in Stockholders' Equity, each for the years ended December 31, 1997 and 1996, Unaudited Consolidated Balance Sheet as of September 30, 1998, Unaudited Consolidated Statements of Operations and Unaudited Consolidated Statements of Cash Flows, each for the nine months ended September 30, 1998 and 1997; and (B) pro forma financial information for the Company, including: Pro Forma Consolidating Balance Sheet as of September 30, 1998, Pro Forma Consolidating Statements of Income for the nine months ended September 30, 1998 and 1997 and for the years ended December 31, 1997 and 1996. Reported Items 2, 5 and 7.

                             SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             UNIFIED FINANCIAL SERVICES, INC.
                                (Registrant)



Dated: May 12, 1999          By: /s/ Timothy L. Ashburn
                                 ---------------------------------------
                                 Timothy L. Ashburn
                                 Chairman, President and Chief Executive
                                   Officer

                       EXHIBIT INDEX
                       -------------

Exhibit No.    Description
-----------    -----------

11.1           Computations of Earnings Per Share.

27.1           Financial Data Schedule (March 31, 1999).

27.2           Restated Financial Data Schedule (March 31, 1998).