Form 10QSB
period 1999-06-30
UNIFIED FINANCIAL SERVICES INC
filed 1999-08-23
CIK 1033926

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-QSB


         Quarterly Report under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934


            For the quarterly period ended June 30, 1999


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

As of August 9, 1999, the registrant had outstanding 2,633,112 shares of Common Stock, $.01 par value.

                                     TABLE OF CONTENTS
                                                                                          Page
                                                                                          ----
PART I.   FINANCIAL INFORMATION                                                             3

Item 1.   Financial Statements                                                              3

          Consolidated Balance Sheets (unaudited)                                           3

          Consolidated Statements of Income (unaudited)                                     5

          Consolidated Statements of Comprehensive Income (unaudited)                       6

          Consolidated Statements of Cash Flows (unaudited)                                 7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations                                                                       22

          Comparison of Results for the Six Months Ended June 30, 1999 and 1998            24

          Comparison of Results for the Three Months Ended June 30, 1999 and 1998          26

          Liquidity and Capital Resources                                                  28

          Year 2000 Compliance                                                             28

PART II.  OTHER INFORMATION                                                                31

Item 3.   Changes in Securities and Use of Proceeds                                        31

Item 4.   Submission of Matters to a Vote of Securityholders                               31

Item 5.   Exhibits and Reports on Form 8-K                                                 32

SIGNATURE PAGE                                                                             33

EXHIBIT INDEX                                                                              34

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS:

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
                                                                 June 30,            December 31,
                                                                   1999                  1998
                                                               -----------           ------------
                                                               (unaudited)
                       ASSETS
                       ------
Current Assets
   Cash and cash equivalents                                   $12,663,560           $10,342,501
   Investments in affiliated mutual funds                          412,982               231,728
   Investments in securities and non-affiliated
     mutual funds                                                  248,080               494,403
   Accounts receivable (net of allowance for doubtful
     accounts of $41,576 for 1999 and $38,326 for 1998)         10,384,199             8,873,903
   Prepaid and sundry assets                                       214,293               230,006
                                                               -----------           -----------

          Total current assets                                  23,923,114            20,172,541
                                                               -----------           -----------

Fixed assets, at cost
   Equipment and furniture (net of accumulated
     depreciation of $3,267,884 for 1999 and
     $2,913,498 for 1998)                                        2,831,629             1,542,251
                                                               -----------           -----------

          Total fixed assets                                     2,831,629             1,542,251
                                                               -----------           -----------

Non-Current Assets
   Investment in debt securities                                 1,037,446               994,211
   Equity investment in affiliates                                 619,850               565,566
   Organization cost (net of accumulated amortization of
     $294,229 for 1999 and  $254,230 for 1998)                   1,263,033               898,027
   Goodwill (net of accumulated amortization
     of $142,832 for 1999 and $34,773 for 1998)                  1,583,625             1,902,691
   Other non-current assets                                        358,886               620,649
                                                               -----------           -----------

          Total non-current assets                               4,862,840             4,981,144
                                                               -----------           -----------

TOTAL ASSETS                                                   $31,617,583           $26,695,936
                                                               ===========           ===========

See accompanying notes.

                               - 3 -

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
                                                                 June 30,            December 31,
                                                                   1999                  1998
                                                               -----------           ------------
                                                               (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current Liabilities
   Current portion of capital lease obligations                $    48,291           $    52,735
   Current portion of borrowings                                 2,894,412             3,886,612
   Accounts payable and accrued expenses                         2,711,049             1,860,544
   Accrued compensation and benefits                               578,778               338,779
   Payable to insurance companies                                6,577,118             6,456,511
   Payable to broker-dealer                                        286,213               596,509
   Income taxes payable, current                                        --                 1,857
   Income taxes payables, deferred                                      --                90,318
   Other liabilities                                               960,509             1,218,855
                                                               -----------           -----------

        Total current liabilities                               14,056,370            14,502,720
                                                               -----------           -----------

Long-term Liabilities
   Long-term portion of capital leases obligations                  15,941                37,122
   Long-term portion of borrowings                               2,277,405             2,024,579
   Other long-term liabilities                                     314,182               385,886
   Deferred income taxes                                             2,740                33,361
                                                               -----------           -----------

        Total long-term liabilities                              2,610,268             2,480,948
                                                               -----------           -----------

        Total liabilities                                       16,666,638            16,983,668
                                                               -----------           -----------

Commitments and Contingencies                                           --                    --
                                                               -----------           -----------

Stockholders' Equity
   Common Stock, par value $.01 per share                           30,693                27,174
   Preferred Stock Series C                                          1,459                 1,672
   Preferred Stock Series D                                             --                    --
   Additional paid-in capital                                   14,195,111             8,234,123
   Retained earnings                                             1,358,983             1,449,299
   Accumulated other comprehensive income                               --                    --
   Less treasury stock                                            (635,301)                   --
                                                               -----------           -----------

        Total stockholders' equity                              14,950,945             9,712,268
                                                               -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $31,617,583           $26,695,936
                                                               ===========           ===========

See accompanying notes.

                                - 4 -

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                          Six Months Ended          Three Months Ended
                                                               June 30,                  June 30,
                                                      ------------------------    ----------------------
                                                          1999        1998           1999        1998
                                                      -----------  -----------    ----------  ----------
REVENUE:
   Gross revenue (see note 12)                        $12,665,565  $10,003,293    $6,153,511  $4,914,579
                                                      -----------  -----------    ----------  ----------
        Total gross revenue                            12,665,565   10,003,293     6,153,511   4,914,579
                                                      -----------  -----------    ----------  ----------

COST OF SALES:
   Cost of sales                                        3,619,226    3,116,907     1,979,010   1,263,933
                                                      -----------  -----------    ----------  ----------
        Total cost of sales                             3,619,226    3,116,907     1,979,010   1,263,933
                                                      -----------  -----------    ----------  ----------
        Gross profit (see note 12)                      9,046,339    6,886,386     4,174,501   3,650,646
                                                      -----------  -----------    ----------  ----------

EXPENSES:
   Employee compensation and benefits                   4,598,745    3,060,887     2,215,703   1,562,083
   Brokerage operating expenses                           388,136      187,146       258,799     106,262
   Fund services operating expenses                        68,813      311,716        27,486     292,528
   Mail and courier                                       124,913       50,383        63,656      14,771
   Telephone                                              190,630      109,654       120,009      61,646
   Equipment rental and maintenance                       268,671      105,886       166,861      53,997
   Occupancy                                              445,163      320,254       238,789     248,085
   Depreciation and amortization                          430,951      329,304       212,133     182,701
   Professional fees                                      780,093       67,479       240,408     (61,275)
   Business development cost                              296,872      269,520        74,056      66,696
   Other operating expenses                             1,477,142    1,295,040       792,477     756,834
                                                      -----------  -----------    ----------  ----------
        Total expenses                                  9,070,129    6,107,269     4,410,377   3,284,328
                                                      -----------  -----------    ----------  ----------
Income from operations                                    (23,790)     779,117      (235,876)    366,318
                                                      -----------  -----------    ----------  ----------

OTHER INCOME (LOSS)
   Unrealized gain (loss) on securities                     9,701       30,119        39,827      (6,278)
   Realized gain on securities                              2,921        6,250         3,734         914
   Equity in results of operations of affiliates           54,284        7,759        47,443      60,863
   Gain on sale/disposal of fixed assets                       --        5,140            --       5,140
   All other                                                   --     (38,033)            --     (43,311)
                                                      -----------  -----------    ----------  ----------
        Total other income                                 66,906       11,235        91,004      17,328
                                                      -----------  -----------    ----------  ----------
Income (loss) before income taxes                          43,116      790,352      (144,812)    383,646
Income taxes                                               44,000       12,524        39,438     (10,425)
                                                      -----------  -----------    ----------  ----------
Net income (loss)                                     $      (884) $   777,828    $ (184,310) $  394,071
                                                      ===========  ===========    ==========  ==========

Per share earnings
   Basic common shares outstanding                      2,585,042    1,900,285     2,585,042   1,900,285
   Net income - basic                                 $      0.00  $      0.37    $    (0.07) $     0.19
   Fully diluted common shares outstanding              2,843,958    2,190,585     2,848,288   2,190,585
   Net income - fully diluted                         $      0.00  $      0.33    $    (0.08) $     0.17

See accompanying notes.

                                - 5 -

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                           Six Months Ended        Three Months Ended
                                                               June 30,                  June 30,
                                                         --------------------      ---------------------
                                                           1999        1998           1999         1998
                                                         --------    --------      ---------     --------
Net income (loss)                                        $   (884)   $777,828      $(184,310)   $394,071
Other comprehensive income,
   net of tax
   Unrealized gain (loss) on
     securities, net of
        reclassification adjustment                            --          --             --       7,331
                                                         --------    --------      ---------    --------

Comprehensive income                                     $   (884)   $777,828      $(184,310)   $401,402
                                                         ========    ========      =========    ========

See accompanying notes.

                                - 6 -

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                           Six Months Ended         Three Months Ended
                                                               June 30,                  June 30,
                                                      -------------------------   -------------------------
                                                         1999           1998         1999          1998
                                                      -----------   -----------   -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                  $      (884)  $   777,828   $  (184,310)  $   394,071
   Adjustments to reconcile net income to cash
     provided by (used) in operating activities
        Deferred income taxes                            (120,939)       53,451       (20,970)       19,015
        Provision for depreciation and amortization       430,951       349,180       212,133       201,790
        Unrealized gain (loss) on investments              (9,701)      (12,471)       (9,701)       31,257
        (Gain) loss on disposal of fixed assets                --       (30,119)           --       (24,836)
        Results of affiliate/minority interest            (54,284)       (7,758)      (47,443)      (60,862)
        Adjustments to goodwill reporting purchase
          of Fiduciary Counsel                            211,007            --       211,007            --
        Excess of net assets of Advisers                       --      (814,347)           --      (814,347)
        Deferred start-up costs                          (405,005)           --      (305,005)           --
        (Increase) decrease in operating assets
          Receivables                                  (2,595,296)   (2,429,503)   (1,332,767)      367,717
          Prepaid and sundry assets                        15,713       (12,380)      (47,896)       46,253
          Other non-current assets                        261,763       (13,500)      261,763       (13,500)
        Increase (decrease) in operating liabilities
          Accounts payable and accrued expenses           660,816     2,497,472       668,524      (669,712)
          Accrued compensation and benefits               239,999       117,819       (75,677)       23,246
          Other liabilities                              (330,050)      250,996      (168,555)      297,347
          Accrued income taxes                             (1,857)           --          (407)        8,807
                                                      -----------   -----------   -----------   -----------
   Net cash provided (used) in operating activities      (612,767)      726,667       245,696      (193,755)
                                                      -----------   -----------   -----------   -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                               (1,450,941)     (292,688)     (682,214)      (96,362)
   Proceeds from sale of fixed assets                          --        13,244            --         3,276
   Investments in securities and mutual funds              74,770       154,583        24,450        38,077
   Investment in debt securities                          (43,235)           --       (43,235)           --
                                                      -----------   -----------   -----------   -----------
   Net cash used in investing activities               (1,419,406)     (124,860)     (700,999)      (55,008)
                                                      -----------   -----------   -----------   -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock               5,800,667     8,629,109     5,620,867     8,449,109
   Proceeds from issuance of Series C
     preferred stock                                       93,000       210,000        93,000       210,000
   Proceeds from borrowings                               700,000     2,791,544       326,300       (29,863)
   Redemption of Series A and Series B
     preferred stock                                           --    (1,706,900)           --    (1,706,900)
   Dividends before acquisition of
     Fully Armed Productions and Commonwealth
     Investment                                           (18,624)           --       (18,624)           --
   Dividends on AmeriPrime common stock                        --      (125,000)           --            --
   Dividends                                                   --       (65,844)           --       (65,844)
   Treasury stock                                        (635,301)           --      (635,301)           --

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
                                                          Six Months Ended          Three Months Ended
                                                              June 30,                   June 30,
                                                     -------------------------   ------------------------
                                                         1999          1998          1999         1998
                                                     ------------  -----------   -----------   ----------

   Purchase of common stock at Equity Insurance                --   (2,926,024)           --       (4,000)
   Acquisition of Advisers                                     --           --            --      814,347
   Repayment of borrowings                             (1,485,046)      (1,922)     (216,239)       5,758
   Repayment of capital lease obligations                 (27,964)     (21,858)      (14,285)      (8,074)
   Purchase of Archer                                     (73,500)          --       (73,500)          --
                                                     ------------  -----------   -----------   ----------
   Net cash provided in financing activities            4,353,232    6,783,105     5,082,218    7,698,951
                                                     ------------  -----------   -----------   ----------
Net increase in cash and cash equivalents               2,321,059    7,384,912     4,626,915    7,450,188
Cash and cash equivalents, beginning of year           10,342,501    2,564,024     8,036,645    2,498,748
                                                     ------------  -----------   -----------   ----------
Cash and cash equivalents, end of period             $ 12,663,560  $ 9,948,936   $12,663,560   $9,948,936
                                                     ============  ===========   ===========   ==========

See accompanying notes.

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 1 -  NATURE OF OPERATIONS

          The consolidated financial statements include the accounts of Unified Financial Services, Inc. (the "Company" or "Unified"), a Delaware corporation, and its wholly owned subsidiaries, Unified Management Corporation ("Management"), Unified Fund Services, Inc. ("Services"), Health Financial, Inc. ("Health Financial"), First Lexington Trust Company ("Lexington"), Resource Benefit Planners, Inc. ("Benefit Planners"), Unified Investment Advisers, Inc. ("Advisers"), Unified Internet Services, Inc. ("Unified Internet Services"), EMCO Estate Management Company, Inc. ("EMCO"), Fiduciary Counsel, Inc. ("Fiduciary Counsel"), Equity Underwriting Group, Inc. ("Equity Insurance"), Commonwealth Premium Finance Corporation ("CPFC"), Strategic Fund Services, Inc. ("Strategic"), AmeriPrime Financial Services, Inc. ("AmeriPrime"), M. Wilson & Associates, Inc. ("M. Wilson"), Unified Aviation, Inc. ("Unified Aviation"), VSX Technologies, Inc. ("VSX"), Unified Capital Resources, Inc. ("Unified Capital"), Archer Trading, Inc. ("Archer"), Commonwealth Investment Services, Inc. ("Commonwealth Investment") and Fully Armed Productions, Inc. ("Fully Armed Productions").

          The Company, through its subsidiaries, concentrates its services over the following lines of business in the financial services and insurance industries: (i) mutual fund services, including transfer agency, shareholder and administrative services, fund accounting, compliance and distribution; (ii) brokerage and securities services, including third-party introduced clearing services;
          (iii) investment advisory and asset management services for various asset management categories and objectives;
          (iv) tax-free reorganizations and consolidations of financial services companies and small mutual funds;
          (v) certain non-bank custodial services; (vi) trust and retirement services; (vii) qualified plan services, including plan participant education; (viii) internal and external proprietary product and systems development for financial services institutions, predominantly mutual funds, including the Unified Funds, a family of no-load mutual funds sponsored by Advisers; (ix) asset allocation services;
          (x) investment advisory services; (xi) financial planning services; (xii) Internet technology and services;
          (xiii) specialty insurance general agent and brokerage services; (xiv) adjusting services; (xv) third-party claim administration services; (xvi) financing for the payment of insurance premiums; (xvii) claim processing and management; and (xviii) advertising and marketing.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated financial statements include the accounts of the Company and its subsidiaries (collectively, the "Company," unless the context requires otherwise). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

          Effective June 1, 1999, the Company acquired each of
          Commonwealth Investment and Fully Armed Productions in transactions accounted for under the pooling-of-interests method of accounting.
          In connection with such acquisitions, the Company issued 27,500 and 18,182 shares of Common Stock in exchange for all of the capital stock of Commonwealth Investment and Fully Armed Productions, respectively.

          Due to the immateriality of the results of operations of M. Wilson, Commonwealth Investment and Fully Armed Productions, individually and in the aggregate, to that of the Company, the consolidated financial statements of the Company contained herein and as of and for the three years ended December 31, 1998 have not been restated to give effect to the acquisitions of M. Wilson, Commonwealth Investment and Fully Armed Productions. The results of operations of M. Wilson, Commonwealth Investment and

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Fully Armed Productions have been included in the Company's financial statements since January 1, 1999.

          Fees and Commissions
          --------------------
          The Company records revenue on the accrual basis of accounting. For the brokerage operations, commissions and clearing revenue are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon trade date.
          In connection with the Company's private placements of equity securities, Management records revenue on the accrual basis of accounting (equal to ten percent of the proceeds of the private placement) and incurs an expense related to the cost of solicitation of the private placement. The investment administration business revenue, as well as the investment adviser fees earned by third party advisers, is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The financial services portion of the investment administration operation provides administrative services to investment companies and separate accounts. Revenue is recorded as it is earned each month based upon accounts and account balances. In connection with this, the Company earns income on the accounts established to transfer these funds for customers. For the insurance operations, commission income and expense are recorded on the effective date of each policy; return commissions are recorded when a policy cancellation occurs. All other revenue is recorded as earned.

          Property and Equipment
          ----------------------
          Property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated methods over the estimated useful life of the assets for financial statement purposes.

          Investments and Investment in Debt Securities
          ---------------------------------------------
          Investments, which consists primarily of an investment in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Statements of Income as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. Lexington is required by the Kentucky Department of Financial Institutions to maintain a minimum of $1,150,000 of capital as long as trust assets under management exceed $100,000,000.

          Income Taxes
          ------------
          The Company files consolidated federal and state income tax returns with its subsidiaries. Subsequent to its acquisition by the Company, each of Benefit Planners, EMCO, Strategic, Equity Insurance, CPFC, AmeriPrime, M. Wilson, Commonwealth Investment and Fully Armed Productions will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

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

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 3 -  PROPOSED AND COMPLETED ACQUISITIONS

          On January 1, 1999, Unified acquired M. Wilson, a Kentucky corporation and claim processing and management company that has experience in handling liability, property and workers compensation claims for a self-insured trust fund. M. Wilson also processes claims for an occupational accident program for independent truckers and does statewide property adjusting for the Kentucky Risk and Insurance Service Division and property adjusting for the Fair Plan of Louisville, Kentucky. The acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with such acquisition, the Company issued 3,636 shares of Common Stock. As of December 31, 1998, M. Wilson reported total assets of $3,308 and shareholder's equity of $3,308.

          On May 6, 1999, the Company, through its wholly owned subsidiary, Archer, completed the acquisition of certain of the assets and certain of the liabilities of First Insight Securities, Inc. Archer, a Delaware corporation, currently provides stock trading services to individuals from one office located in Cincinnati, Ohio. In connection with such acquisition, the Company assumed liabilities of approximately $22,000 and paid an additional $51,700 in cash. Such transaction is accounted for under the purchase method of accounting.

          On June 1, 1999, Unified acquired Commonwealth Investment, a Kentucky corporation that provides investment services to individuals, businesses and institutions throughout the State of Kentucky and surrounding areas through its network of independent agents, primarily certified public accountants ("CPAs"). This acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with the acquisition, Unified issued 27,500 shares of Common Stock in exchange for all of the capital stock of Commonwealth Investment. As of June 1, 1999, Commonwealth Investment reported total assets of $56,240 and shareholder's equity of $28,980.

          On June 1, 1999, Unified acquired Fully Armed Productions, a Kentucky corporation that provides creative and technological services for the television, radio and internet industries through its specialty production capabilities and performs videography, programming and production services for NBC, ESPN and numerous cable, satellite and television stations, including services for the past two Olympic games. The acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with the acquisition, Unified issued 18,182 shares of Common Stock in exchange for all of the capital stock of Fully Armed Productions. As of June 1, 1999, Fully Armed Productions reported total assets of $77,200 and shareholder's equity of $28,813.

          The Company has filed applications with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation with respect to the organization by the Company of a federal savings bank (the "Savings Bank") to be headquartered in Lexington, Kentucky. The Company expects to commence operations of the Savings Bank during the fourth quarter of 1999, subject to the receipt of the required regulatory approvals and the issuance of a charter.

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 4 -  OPTIONS

          On March 25, 1999, the Board of Directors of the Company adopted, subject to stockholder approval, the Unified Financial Services, Inc. Amended and Restated 1998 Stock Incentive Plan (the "Plan"), which provides for the granting of stock options and other cash and stock-based awards. The total number of shares of Common Stock issuable under the Plan is not to exceed 500,000 shares, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar changes generally affecting stockholders of the Company.

          Under the terms of the Plan, employees, directors, advisors and consultants of the Company and its subsidiaries are eligible to receive the following: (a) Incentive Stock Options; (b) Nonqualified Stock Options; (c) Stock Appreciation Rights ("SAR"); (d) Restricted Stock;
          (e) Restricted Stock Units; and (f) Performance Awards.

          As of June 30, 1999, options to acquire 61,951 shares of Common Stock were outstanding to certain employees, directors and advisers of the Company. Such options were fully vested on the date of grant and have exercise prices as follows:

               (a)  6,400 shares at $25 per share
               (b)  19,776 shares at $27.50 per share
               (c)  35,775 shares at $40 per share

          Of such options, 60,651 are intended to qualify as incentive stock options pursuant to Section 422 of the Internal
          Revenue Code of 1986, as amended.

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS

          Unified and subsidiaries have obtained financing from banks and former owners of companies acquired via lines of credit and asset-based financing including capitalized lease obligations.

                                        Balance at June 30, 1999
                                    --------------------------------
                                     Current   Long-Term
Creditor             Lender          Portion    Portion     Total     Interest rate   Date of Maturity           Remarks
--------             ------         --------------------------------  -------------- ------------------  --------------------------
LOANS:

1) Unified           Bank           $   30,720 $  228,057 $  258,777  Prime plus .5% December 31, 2001   Monthly installments for
                                                                                                         communication and computer
                                                                                                         hardware and software
2) Equity Insurance  Bank              800,000         --    800,000  Prime          September 20, 1999  Term loan maximum loan
                                                                                                         amount $800,000
3) Equity Insurance  Bank              312,500    833,333  1,145,833  Prime          September 20, 1999  Note due in installments,
                                                                                                         maximum loan amount
                                                                                                         $1,250,000
4) Equity Insurance  Bank                   --    400,000    400,000  Prime          September 20, 1999  Revolving credit line,
                                                                                                         maximum loan amount
                                                                                                         $400,000
5) CPFC              Bank            1,620,000         --  1,620,000  Prime          September 20, 1999  Revolving credit line
                                                                                                         maximum loan amount
                                                                                                         $2,000,000
6) Irland and
   Rogers            Previous owner    104,998    429,676    534,674  9.50%          January 1, 2003     Due in annual installments

7) Unified Aviation  Bank               13,107    358,288    371,395  8.25%          March 31, 2014      Due in monthly
                                                                                                         installments for
                                                                                                         aircraft

8) Fully Armed
   Productions       Bank                6,544     13,354     19,898  10.397%        April 11, 2002      Installment loan for
                                                                                                         equipment

9) Fully Armed
   Productions       Bank                6,543     14,697     21,240  10.576%        September 24, 2002  Installment loan for
                                                                                                         equipment
                                    ---------- ---------- ----------

         Total                      $2,894,412 $2,277,405 $5,171,817
                                    ========== ========== ==========

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

Note 5 -  FINANCING AND CAPITAL LEASES OBLIGATIONS (continued)

          The Company's capitalized lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of June 30, 1999.

          For the twelve months ended June 30,               Amount
          ------------------------------------              -------
                2000                                        $52,892
                2001                                         14,605
                2002                                          1,814
                2003                                            723
                2004                                            121
                                                            -------
                Subtotal                                     70,155
                Less: amount representing interest            5,923
                                                            -------
                Net present value                           $64,232
                                                            =======

          The Company did not acquire equipment through capital lease obligations during the three month periods ended June 30, 1999 and 1998, other than in connection with the acquisition of Commonwealth Investment.

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

          The aggregate minimum rental commitments required under operating leases for office space and equipment at June 30, 1999 for all operations were as follows:

          For the twelve months ended June 30,       Lease commitments
          ------------------------------------       -----------------
                2000                                    $1,014,392
                2001                                       993,841
                2002                                       854,263
                2003                                       309,399
                Thereafter                                 951,732
                                                        ----------
                Total                                   $4,123,627
                                                        ==========

          Total rental expense was $268,671 and $105,886 for the six months ended June 30, 1999 and 1998, respectively.

                     UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         JUNE 30, 1999 AND 1998
                         ----------------------

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

Note 7 -  EMPLOYEE BENEFIT PLANS

          Unified and subsidiaries provide a defined contribution retirement plan that covers substantially all employees.
          The Board of Directors determines contributions to the plan. For the six months ended June 30, 1999, the Board of Directors made no contributions to the plan.

          The Company also maintains a 401(k) plan as part of the defined contribution retirement plan. The plan includes a matching for funds contributed into the Unified family of mutual funds. The Company will match the employee's contribution up to fifty percent of the first six percent of the employee's pre-tax contribution.

Note 8 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS FOR MANAGEMENT, AFSI AND COMMONWEALTH INVESTMENT

          Management, AmeriPrime Financial Securities, Inc., a subsidiary of AmeriPrime ("AFSI"), and Commonwealth Investment are subject to the Securities and Exchange Commission's (the "SEC") Uniform
          Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of 6-2/3% of aggregate indebtedness and $5,000, or $50,000 for Management, $6,690 for AFSI and $5,000 for Commonwealth Investment, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At June 30, 1999, Management had net capital of
          $320,548, which was $270,548 in excess of its required net capital of $50,000 and a ratio of aggregate indebtedness to net capital of 0.78 to 1. At June 30, 1999, AFSI had net capital of $184,651, which was $177,961 in excess of its required net capital of $6,690, and a ratio of aggregate indebtedness to net capital of 0.54 to 1. At June 30, 1999, Commonwealth Investment had net capital of $17,302, which was $12,302 in excess of its required net capital of $5,000, and a ratio of aggregate indebtedness to net capital of 2.27 to 1.

          Pursuant to Rule 15c3-3 as promulgated by the SEC, Management, AFSI and Commonwealth Investment calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement calculated by Management, AFSI and Commonwealth Investment were $0 at June 30, 1999. Balances segregated in excess of reserve requirements are not restricted.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       JUNE 30, 1999 AND 1998
                       ----------------------

Note 9 -  COMMON AND PREFERRED STOCK

          Common Stock:

          Authorized
          ----------
          On May 27, 1999, the stockholders of the Company adopted an amendment to the Amended and Restated Certificate of Incorporation of the Company to increase to 20,000,000 the number of authorized shares of Common Stock.

          Acquisitions
          ------------
          The Company has 20,000,000 authorized shares of Common
          Stock. In connection with the acquisitions consummated during 1998 and 1999, the Company issued shares of Common Stock. The shares issued by acquisition follow:

            Company acquired                       Date                       Shares issued
            ----------------                  -----------------               -------------
            Benefit Planners                  March 10, 1998                     12,000
            EMCO                              August 21, 1998                    11,000
            Fiduciary Counsel                 August 21, 1998                    36,110
            Equity Insurance                  December 17, 1998                 241,745
            CPFC                              December 17, 1998                  12,800
            Strategic                         December 22, 1998                   7,500
            AmeriPrime                        December 31, 1998                 410,000
            M. Wilson                         January 1, 1999                     3,636
            Commonwealth Investment           June 1, 1999                       27,500
            Fully Armed Productions           June 1, 1999                       18,182

          Private Placement Offering
          --------------------------
          Effective December 10, 1998, the Company commenced a private placement (the "Private Placement") offering to sell a maximum of 1,750,000 shares of Common Stock. The first 1,250,000 shares are being offered at a price of $40.00 per share and, upon acceptance by the Company of subscriptions for such 1,250,000 shares, the remaining 500,000 shares will be offered at a price of $50.00 per share. All shares of Common Stock are being offered by the Company on a best efforts basis. There is no public market for any securities of the Company. There can be no assurance that a market will develop in the future. The offering will terminate on the earlier occurrence of (1) subscription for 1,750,000 shares have been accepted; or (2) September 30, 1999; provided, however, the Company reserves the right either to extend the offering or to terminate it at any time, without notice, but in no event may the term of the offering be extended beyond December 31, 1999. The securities offered and sold in this private placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          As of June 30, 1999, the Company had accepted subscriptions for 161,080 shares of Common Stock pursuant to the Private Placement.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       JUNE 30, 1999 AND 1998
                       ----------------------

Note 9 -  COMMON AND PREFERRED STOCK (continued)

          Preferred Stock
          ---------------
          As of June 30, 1999, the total preferred shares authorized for the Company were 1,000,000 with a par value of $.01 per share of which 102,100 shares were designated at June 30, 1999 as follows:

                     SHARES                      SHARES               SHARES                STATED         PAR
                   DESIGNATED                    ISSUED             OUTSTANDING             VALUE         VALUE
                   ----------                    ------             -----------             ------        -----
            Preferred Stock Series C:
                     2,100                       1,459                 1,459                 $100         $0.01

            Preferred Stock Series D:
                   100,000                         -0-                   -0-                  200          0.01

          Series C Preferred Stock Issuance
          ---------------------------------
          In May 1998 and 1999, the Company issued 2,100 and 930 shares, respectively, of Series C 6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of the Company at a price of $100.00 per share. Each share of Series C Preferred Stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock. As of June 30, 1999, 1,571 Series C Preferred Stock had been converted into 212,085 shares of Common Stock.

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

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       JUNE 30, 1999 AND 1998
                       ----------------------

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at June 30, 1999 and 1998. FAS No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                             JUNE 30,
                                                 ---------------------------------------------------------------
                                                             1999                                1998
                                                 ---------------------------         ---------------------------
                                                  CARRYING           FAIR             CARRYING           FAIR
          (IN THOUSANDS)                           AMOUNT            VALUE             AMOUNT            VALUE
                                                   ------            -----             ------            -----
          Financial assets
             Cash and cash equivalents           $12,663.6         $12,663.6         $ 9,948.9         $ 9,948.9
             Investment in:
                Mutual funds and
                  securities                         248.1             248.1             358.8             358.8
                Mutual funds -
                  affiliates                         413.0             413.0             474.1             474.1
             Receivables                          10,384.2          10,384.2           8,623.9           8,623.9
             Prepaid and sundry                      214.3             214.3             233.3             233.3

          Financial obligations
             Current liabilities                  14,056.4          14,056.4          12,167.4          12,167.4
             Capital lease obligation                 15.9              15.9              10.9              10.9
             Long-term debt                        2,277.4           2,277.4           3,789.7           3,789.7

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS

          The Company has five reportable segments: brokerage; financial services administration; investment advisory; insurance brokerage; and other. The brokerage segment provides services of a broker-dealer. The financial services administration provides transfer agency, fund accounting, administrative and start-up services for mutual funds. In addition, it provides retirement plan consultation and plan administration to pension plans. Investment advisory provides asset management services to pension plans, foundations and mutual funds. Insurance brokerage provides specialty insurance products. Other represents activities not categorized as a separate segment.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including recurring gains and losses.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       JUNE 30, 1999 AND 1998
                       ----------------------

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

          The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, profit and assets were as follows for the six months ended June 30, 1999 and 1998:

                    (IN THOUSANDS)                                      1999              1998
                                                                        ----              ----
          Revenues
             Brokerage                                                $ 2,210.6         $ 1,352.1
             Financial services administration                          2,808.5           2,129.5
             Investment advisory                                        2,456.6           1,384.8
             Insurance brokerage                                        4,666.4           4,743.6
             Other                                                        523.5             393.3
                                                                      ---------         ---------
                Total                                                 $12,665.6         $10,003.3
                                                                      =========         =========
          Gross Profit
             Brokerage                                                $ 1,416.2         $ 1,026.2
             Financial services administration                          2,326.1           1,759.2
             Investment advisory                                        2,327.2           1,349.4
             Insurance brokerage                                        2,453.4           2,358.3
             Other                                                        523.4             393.3
                                                                      ---------         ---------
                Total                                                 $ 9,046.3         $ 6,886.4
                                                                      =========         =========

          Total Assets
             Brokerage                                                $ 1,378.4         $ 1,457.7
             Financial services administration                          5,492.9           4,395.3
             Investment advisory                                        4,354.3           1,544.6
             Insurance brokerage                                        7,839.6           8,170.3
             Other                                                     12,552.4           7,842.4
                                                                      ---------         ---------
                Total                                                 $31,617.6         $23,410.3
                                                                      =========         =========

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                       JUNE 30, 1999 AND 1998
                       ----------------------

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

GENERAL

          The Company, a Delaware corporation, was organized on December 7, 1989. The following table sets forth the Company's active subsidiaries as of June 30, 1999.

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        PERCENT
                                            PRINCIPAL PLACE                                                            OWNED BY
        SUBSIDIARY NAME                       OF BUSINESS                       DESCRIPTION OF SUBSIDIARY               COMPANY
---------------------------------------------------------------------------------------------------------------------------------
Unified Management Corporation            Indianapolis, Indiana            A licensed National Association of            100%
                                                                           Securities Dealers, Inc. ("NASD")
                                                                           broker-dealer
---------------------------------------------------------------------------------------------------------------------------------
Unified Fund Services, Inc.               Indianapolis, Indiana            A registered investment adviser and           100%
                                                                           transfer agent
---------------------------------------------------------------------------------------------------------------------------------
Health Financial, Inc.                    Lexington, Kentucky              A registered investment adviser               100%
---------------------------------------------------------------------------------------------------------------------------------
First Lexington Trust Company             Lexington, Kentucky              A non-bank affiliated trust company that      100%
                                                                           is regulated by the Department of
                                                                           Financial Institutions, Commonwealth of
                                                                           Kentucky
---------------------------------------------------------------------------------------------------------------------------------
Unified Internet Services, Inc.           Indianapolis, Indiana            An internet services company                  100%
---------------------------------------------------------------------------------------------------------------------------------
Resource Benefit Planners, Inc.           Lexington, Kentucky              A professional services firm                  100%
---------------------------------------------------------------------------------------------------------------------------------
Unified Investment Advisers, Inc.         Indianapolis, Indiana            A provider of mutual fund advisory            100%
                                                                           services for the Unified Funds, the
                                                                           Company's no load mutual fund family
---------------------------------------------------------------------------------------------------------------------------------
Fiduciary Counsel, Inc                    New York, New York               An investment management firm                 100%
---------------------------------------------------------------------------------------------------------------------------------
EMCO Estate Management Company, Inc.      New York, New York               A wealth management firm                      100%
---------------------------------------------------------------------------------------------------------------------------------
AmeriPrime Financial Services, Inc.       Southlake, Texas                 A provider of administrative, regulatory,     100%
                                                                           compliance and start-up support services
                                                                           to investment advisors, banks and other
                                                                           money managers in their proprietary mutual
                                                                           fund efforts
---------------------------------------------------------------------------------------------------------------------------------
AmeriPrime Financial Securities, Inc.     Southlake, Texas                 An NASD broker-dealer in all 50 states        100%<F1>
---------------------------------------------------------------------------------------------------------------------------------
Equity Underwriting Group, Inc.           Lexington, Kentucky              A holding company that provides, through      100%
                                                                           its subsidiaries, specialty insurance
                                                                           products as a general agent or broker
---------------------------------------------------------------------------------------------------------------------------------
Equity Insurance Managers, Inc.           Lexington, Kentucky              A provider of specialty property and          100%<F2>
                                                                           casualty insurance products as a managing
                                                                           general agent and broker
---------------------------------------------------------------------------------------------------------------------------------
21st Century Claims Service, Inc.         Lexington, Kentucky              A provider of adjusting services and          100%<F2>
                                                                           third-party claim administration services
---------------------------------------------------------------------------------------------------------------------------------
Equity Insurance Administrators, Inc.     Lexington, Kentucky              A provider of third-party claim               100%<F3>
                                                                           administration services to insurance
                                                                           companies and program managers
---------------------------------------------------------------------------------------------------------------------------------
Equity Insurance Managers of Illinois,    Illinois                         A wholesale brokerage firm                     55%<F4>
L.L.C. (d/b/a/ Irland & Rogers)
---------------------------------------------------------------------------------------------------------------------------------





---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        PERCENT
                                            PRINCIPAL PLACE                                                            OWNED BY
        SUBSIDIARY NAME                       OF BUSINESS                       DESCRIPTION OF SUBSIDIARY               COMPANY
---------------------------------------------------------------------------------------------------------------------------------
Commonwealth Premium Finance              Lexington, Kentucky              A provider of financing for the payment       100%<F2>
Corporation                                                                of premiums on insurance coverage placed
                                                                           by Equity Underwriting Group, Inc.
---------------------------------------------------------------------------------------------------------------------------------
Strategic Fund Services, Inc.             New York, New York               A provider of mutual fund administration      100%
                                                                           services
---------------------------------------------------------------------------------------------------------------------------------
Unified Aviation, Inc.                    Lexington, Kentucky              An aviation operating company                 100%
---------------------------------------------------------------------------------------------------------------------------------
VSX Technologies, Inc.                    New York, New York               A developer of software systems for the       100%
                                                                           brokerage industry
---------------------------------------------------------------------------------------------------------------------------------
Unified Capital Resources, Inc.           New York, New York               An investment and merchant banking company    100%
---------------------------------------------------------------------------------------------------------------------------------
M. Wilson & Associates, Inc.              Lexington, Kentucky              A claim processing and management company     100%<F2>
---------------------------------------------------------------------------------------------------------------------------------
Commonwealth Investment Services, Inc.    Lexington, Kentucky              An NASD broker-dealer that provides           100%
                                                                           investment services to individuals,
                                                                           businesses and institutions
---------------------------------------------------------------------------------------------------------------------------------
Fully Armed Productions, Inc.             Lexington, Kentucky              A provider of creative and technology         100%
                                                                           services for the television, radio and
                                                                           internet industries
---------------------------------------------------------------------------------------------------------------------------------

----------------
<F1> A wholly owned subsidiary of AmeriPrime Financial Services, Inc.
<F2> A wholly owned subsidiary of Equity Underwriting Group, Inc.
<F3> A wholly owned subsidiary of Equity Insurance Managers, Inc.
<F4> Equity Insurance Managers of Illinois, L.L.C. is 55% owned by
     Equity Insurance Managers, Inc.

          The Company conducts substantially all of its operations through its wholly owned subsidiaries. The Company's principal business is to provide and maintain vertical integration in the financial services industry for its subsidiaries, a "platform" that creates synergy and revenues among its subsidiaries from the fees associated with gathering, managing, maintaining and servicing assets under management. The Company currently maintains in excess of $1.5 billion of assets under management and $5.0 billion of assets under service.
The vertically integrated "platform," a subsidiary "home" for managing and servicing virtually every type of wealth-building asset, is primarily accomplished through three strategies: (1) consolidating financial services companies that expand or deepen the integration by means of tax-free, stock-for-stock, pooling-of-interests transactions
(This particular consolidation strategy is driven by the Company's goal to protect, maintain, nurture and advance the entrepreneurial spirit of small businesses by providing capital, synergy and vertical integration in an "autonomous" subsidiary environment.); (2) consolidating small mutual funds into the Company's mutual fund families by means of tax-free reorganizations (The mutual fund consolidation strategy is assisted by the Company's mutual fund services capabilities and a highly qualified systems staff which provides innovative and flexible programming options and alternatives and solutions required by small mutual funds to compete against the larger more capitalized mutual fund families.); and (3) the formation of new subsidiaries to develop proprietary products and services that deepen the integration and enhance and advance the synergy and revenues among the Company's subsidiaries.

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

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

          Revenues for the six months ended June 30, 1999 as compared to the corresponding period of 1998 increased $2,662,272, or 26.6%, from $10,003,293 to $12,665,565. For such period, brokerage revenue increased $858,500, or 63.5%, financial services administration revenue increased $679,000, or 31.9%, investment advisory revenue increased $1,071,900, or 77.4%, insurance brokerage revenue declined $77,200, or 1.6%, and other revenue increased $130,200, or 33.1%. The increase in brokerage revenue reflected the higher distribution service fees based upon contractual agreements with a fund and on variable distribution fees based upon fund assets or commission on fund sales, coupled with $593,000 of commissions received by Management in connection with the Private Placement, as compared to $518,000 in commissions for the corresponding period of 1998. The addition of Commonwealth Investment's revenue, approximately $193,000 for the six months ended June 30, 1999, also contributed to the increase in revenue. In addition, the volatile market conditions contributed to an increase in the total number of trades processed, with higher commissions on security trades as well as an increase in the number of mutual funds trades. Financial services administration revenue increased principally due to a growth in the number of mutual fund clients serviced, additional fees associated with assets under service, a growth in assets under service and an increase in the number of clients whose assets were serviced under trusts. Claim service revenue, a component of insurance brokerage revenue, increased principally due to the acquisition of M. Wilson on January 1, 1999 and new service contracts entered into during the first half of 1999. Premium financing activities relating to insurance policies issued increased significantly compared the first half of 1998. Investment advisory revenue increased principally due to the growth in assets under management plus increased revenue due to the acquisitions by the Company in March 1998 and August 1998 of Advisers and Fiduciary Counsel, respectively. Gross insurance brokerage revenues decreased during the first six months of 1999 compared to the corresponding period of 1998 due to lesser premium income being written during the first half of 1999. Overall, premiums written during the six months ended June 30, 1999 were slightly lower than the six months ended June 30, 1998. This decrease was attributable to a decline of approximately $1,500,000 in private passenger automobile business, but was offset by an overall increase in all other lines. The reductions in private passenger premiums were due to regulatory approval and software implementation delays experienced in the development of a new program that should be implemented by year-end 1999. Other income increased during the first half of 1999 as compared to the same period of 1998, principally as a result of acquisition of Fully Armed Productions in June 1999, but the revenues of which are included from January 1, 1999.

          Gross profit for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998 increased $2,159,953, or 31.4%, from $6,886,386 to $9,046,339. For such periods, gross profit as a percentage of revenue increased to 71.4% from 68.8%. Brokerage gross profit increased to $1,416,200 for the six months ended June 30, 1999 from $1,026,200 for the prior year six months. The brokerage gross profit increase reflects the inclusion of Commonwealth Investment from January 1, 1999, slightly higher commissions received in connection with the Private Placement ($593,000 for the six months ended June 30, 1999 compared to $518,000 for the corresponding period of 1998), and the increased distribution service fees revenue based upon fixed or variable agreements with mutual funds and commissions on fund sales. The increased number of security and mutual fund trades, higher commissions on trades and trail commissions from mutual funds improved the gross profit margin
                              - 24 -
significantly. Financial services administration gross profit increased to $2,326,100 for the six months ended June 30, 1999 from $1,759,200 for the six months ended June 30, 1998, reflecting the increased assets under service, the increased additional fees for service and the growth in mutual fund and trust clients served, which was partially offset by a deferment of revenue that management currently expects will be collected during the fourth quarter of 1999. Investment advisory gross profit increased to $2,327,200 for the six months ended June 30, 1999 from $1,349,400 for the six months ended June 30, 1998. For such periods, investment advisory gross profit increased $977,800, of which $874,200 was due to the acquisitions of Advisers and Fiduciary Counsel in March 1998 and August 1998, respectively, plus increased assets under management for all companies. Insurance brokerage gross profit of $2,453,400 declined $95,100 for the six months ended June 30, 1999 as compared to insurance brokerage gross profit of $2,358,300 for the six months ended June 30, 1998. The insurance brokerage gross profit decrease was attributable to a premium decline in private passenger automobile business, but was tempered by increases in other lines. The premium decline is reflective of the very competitive nature of the present insurance market. The increase in other gross profit of $130,100 reflects the increased revenue from the acquisition of Fully Armed Productions in 1999.

          Income from operations for the six months ended June 30, 1999 was a loss of $23,790 as compared to income from operations of $779,117 for the corresponding period of 1998. Total expenses for the six months ended June 30, 1999 were $9,070,129, or 71.6% of total revenue, as compared to $6,107,269, or 61.0% of total revenue, for the six months ended June
30, 1998. Fiduciary Counsel and Advisers, which were acquired during 1998, and Fully Armed Productions, Commonwealth Investment, M. Wilson and Archer, which were acquired in 1999 without comparable expenses in 1998, accounted for $1,564,000 of the additional expenses during the six months ended
June 30, 1999 when compared to the corresponding period of 1998. Expenses during the six months ended June 30, 1999 were up significantly due to the following: (i) the Company's merger and acquisition program (represented approximately $310,000 of total expenses for the six months ended June
30, 1999 as compared to $60,000 for the corresponding period of 1998);
(ii) start-up of the Company's Internet on-line brokerage service, which required additional staff, website development and other website cost (represented approximately $100,000 of total expenses for the six months ended June 30, 1999 as compared to $10,000 for the corresponding period of 1998); (iii) additional staffing at the Company's financial services administration and investment advisory operations, which has experienced significant growth in new clients and assets under service and assets under management, coupled with an increased marketing effort (represented approximately $180,000 of total expenses for the six months ended June
30, 1999 as compared to $30,000 for the corresponding period of 1998);
(iv) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality service (represented approximately $75,000 of total expenses for the six months ended June 30, 1999 as compared to $5,000 for the corresponding period of 1998); (v) the ability for clients to view their accounts via the Internet and the development of websites for the Company and each of its subsidiaries (represented approximately $185,000 of total expenses for the six months ended June 30, 1999 as compared to $5,000 for the corrresponding period of 1998); (vi) the Company's management expansion program which started in late 1998 and which has resulted in the hiring of numerous individuals who should contribute significantly to the Company's future results (represented approximately $280,000 of total expenses for the six months ended June 30, 1999 as compared to $40,000 for the corresponding period of 1998); and (vii) capital expenditures in connection with the organization by the Company of a federal savings bank and other subsidiaries (represented approximately $1,042,000 of total expenditures for the six months ended June 30, 1999 as compared to $0 for the corresponding period of 1998).

          For the six months ended June 30, 1999, the Company's portion of the benefit from operations of affiliates was $54,284 as compared to $7,759 for the six months ended June 30, 1998. Unrealized gain on securities of $9,701 during the six months ended June 30, 1999 compared to a $30,119 unrealized gain during the corresponding period of 1998.

          Net loss was $884 for the six months ended June 30, 1999 compared with net income of $777,828 for the corresponding period of 1998.
For the six months ended June 30, 1999, the increase in expenses (an increase of approximately 48.5% as compared to the six months ended June 30, 1998) offset the increase in revenue, which increased approximately 26.6%, or $2,662,272, for such periods. For the six months ended June 30, 1999, the increase in revenues was insufficient to offset the increase in expenses, which increased for the reasons previously stated. The results for the six months ended June 30, 1999 reflect revenue and expenses from acquisitions completed after the first quarter of 1998. Advisers and Fiduciary Counsel were reported pursuant to the purchase method of accounting and, as a result, are included in the Company's consolidated financial statements from the date of each respective acquisition. The six months ended June 30, 1999 results also include Fully Armed Productions, Archer and Commonwealth Investment gross revenue of $347,379 and a loss before taxes of $129,712 with no comparison to the six months ended June 30, 1998.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

          Revenues for the quarter ended June 30, 1999 as compared to the second quarter of 1998 increased $1,238,932, or 25.2%, from $4,914,579 to $6,153,511. For such period, brokerage revenue increased $566,800, or 65.4%, financial services administration revenue declined $297,100, or 28.2%, investment advisory revenue increased $525,100, or 74.3%, insurance brokerage revenue increased $338,200, or 16.7%, and other revenue increased $106,100, or 40.7%. The increase in brokerage revenue reflects the inclusion of Commonwealth Investment's gross revenue, approximately $193,000 for the quarter ended June 30, 1999, and $593,000 in commissions received by Management in connection with the Private Placement during the three months ended June 30, 1999 as compared to $518,000 during the second quarter of 1998. Financial services administration revenue decreased principally due to a revenue adjustment of $735,000 related to the deferment of revenue that management currently expects will be collected during the fourth quarter of 1999. The decline was partially offset by a growth in the number of mutual fund clients serviced, additional fees associated with assets under service, a growth in assets under service and an increase in the number of clients whose assets were serviced under trusts. Investment advisory revenue increased principally due to a growth in assets under management plus increased revenue due to the acquisition by the Company of Fiduciary Counsel in August 1998. Claim services revenue, a component of insurance brokerage revenue, increased principally due to the acquisition of M. Wilson on January 1, 1999 and new service contracts entered into during the first quarter of 1999. Premium financing activities relating to insurance policies issued increased in the three months ended June 30, 1999 compared to the second quarter of 1998. Gross insurance brokerage revenues increased due to increased premium income being written during the second quarter of 1999. Other income increased during the second quarter of 1999 as compared to the same period of 1998, principally as a result of the acquisition of Fully Armed Productions in 1999.

          Gross profit for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998 increased $523,855, or 25.2%, from $3,650,646 to $4,174,501. Brokerage gross profit increased to $1,074,400 for the quarter ended June 30, 1999 from $872,400 for the prior year second quarter, reflecting the acquisition of Commonwealth Investment in 1999 and the increased distribution service fees revenue based upon fixed or variable agreements with mutual funds and commissions on fund sales. The increased number of security and mutual fund trades, higher commissions on trades and trail commissions from mutual funds improved the gross profit margin. Financial services administration gross profit decreased to $418,500 for the quarter ended June 30, 1999 from $905,100 for the quarter ended June 30, 1998, reflecting a revenue adjustment of $735,000 related to the deferment of revenues that management currently expects will be collected during the fourth quarter of 1999, which offset the increased assets under service, the increased additional fees for service and the growth in mutual fund and trust clients served. Investment advisory gross profit increased to $1,130,000 for the quarter ended June 30, 1999 from $708,200 for the quarter ended June 30, 1998.
For such periods, investment advisory gross profit increased $421,800, of which $397,800 was due to the acquisition of Fiduciary Counsel in August 1998, plus increased assets under management for all companies. Insurance brokerage gross profit of $1,184,500 increased $280,500 for the quarter ended June 30, 1999 as compared to $904,000 for the quarter ended June 30, 1998. The increase in other gross profit of $106,100 reflected the acquisition of Fully Armed Productions in 1999.

          Income from operations for the quarter ended June 30, 1999 was a loss of $235,876, as compared to income from operations of $366,318 for the same quarter last year. Total expenses for the quarter ended
June 30, 1999 were $4,410,377, or 71.7% of total revenue, as compared to $3,284,328, or 66.8% of total revenue, for the quarter ended June
30, 1998. The acquisition of Fiduciary Counsel in August 1998 accounted for $335,000 of the expenses during 1999 when compared to the second quarter 1998 expenses. The acquisitions of Fully Armed Productions, Commonwealth Investment and Archer accounted for $477,000 of the expenses for the quarter ended June 30, 1999. Expenses during the quarter ended June 30, 1999 were up significantly due to: (i) the Company's merger and acquisition program (represented approximately
$153,000 of total expenses for the quarter ended June 30, 1999 as compared to $25,000 for the second quarter of 1998); (ii) start-up of the Company's Internet on-line brokerage service, which required additional staff, website development and other website cost (represented approximately $65,000 of total expenses for the quarter ended June 30, 1999 as compared to $5,000 for the second quarter of 1998); (iii) additional staffing at the Company's financial services administration and investment advisory operations, which has experienced significant growth in new clients and assets under service and assets under management, coupled with an increased marketing effort (represented approximately $98,000 of total expenses for the quarter ended June 30, 1999 as compared to $15,000 for the second quarter of 1998); (iv) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality service (represented approximately $40,000 of total expenses for the quarter ended June 30, 1999 as compared to $5,000 for the second quarter of 1998); (v) the ability for clients to view their accounts via the Internet and the development of websites for the Company and each of its subsidiaries (represented approximately
$125,000 of total expenses for the quarter ended June 30, 1999 as compared to $5,000 for the second quarter of 1998); (vi) the Company's management expansion program which started in late 1998 and which has resulted in the hiring of numerous individuals who contribute significantly to the Company's future results (represented approximately $258,000 of total expenses for the quarter ended June 30, 1999 as compared to $0 for the second quarter of 1998); and (vii) capital expenditures in connection with the organization by the Company of a federal savings bank and other subsidiaries (represented approximately $807,000 of total expenditures for the quarter ended June 30, 1999 as compared to $0 for the second quarter of 1998).

          Net loss was $184,310 for the quarter ended June 30, 1999 compared with net income of $394,071 for the quarter ended June 30, 1998. For the quarter ended June 30, 1999, an increase in revenue of $1,238,932, or 25.2% from the second quarter of 1998, was insufficient to offset the increases in expenses compared to the quarter ended June 30, 1998. The results for the three months ended June 30, 1999 reflect revenue and expenses from the August 1998 acquisition of Fiduciary Counsel (which was reported pursuant to the purchase method of accounting and is included in the Company's consolidated financial statements from the date of the acquisition) and the 1999 acquisitions of Archer in May 1999 and Fully Armed Productions and Commonwealth Investments in June 1999. In addition, expenses during the quarter ended June 30, 1999 were up significantly due to the reasons previously reported.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net increase in cash and cash equivalents at June 30, 1999 from December 31, 1998 was $2,321,059. The increase reflects $6,443,200 received from the issuance of 161,080 shares of Common Stock in the Private Placement during the six months ended June 30, 1999, offset by the repayment of borrowings, the purchase of fixed assets and an increase in accounts receivables.

          In connection with the organization of the Savings Bank, Unified has committed to contribute approximately $7.3 million as capital to the Savings Bank. Upon contribution to the Savings Bank, these funds will not be available to the Company. It currently is anticipated that the Savings Bank will commence operations during the fourth quarter of 1999 and the capital must be contributed before that time. The source of funds for the capital contribution to the Savings Bank will be funds received by the Company in the Private Placement.

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

          The Company's Year 2000 compliance efforts are directed towards defined categories of actions, which include awareness, inventory, assessment, remediation, testing, installation, contingency planning and vendor management. With respect to particular business units, the work associated with those categories may be performed in phases or simultaneously with other categories of Year 2000 tasks, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For instance, the Company's contingency planning efforts continue simultaneously with testing efforts. Attempting to assure that the Company's mission critical systems achieve Year 2000 compliance, that is, that they will operate without material errors or interruptions when processing data and transactions incorporating year 2000 dates, has received the highest priority in the Company's Year 2000 compliance efforts. "Mission critical" systems mean systems critical to the ongoing operations of the Company.

          Currently, the focus of the Company's efforts is continued testing, contingency planning and vendor management. The Company anticipates that work on the contingency planning and vendor management phases of the project will continue through the century change. The Company anticipates that installation, remediation and associated required testing will be completed by mid-1999. The Company's subsidiaries are participating in industry-wide testing with the National Securities Clearing Corporation, Securities Industry Automation Corporation, Pershing, the Company's clearing broker, custodian banks and price quotation service bureaus which began in May 1999 and extended into the second quarter of 1999. As of June 30,1999, no material exceptions had been encountered in the course of such tests.

          The Company's vendor management initiatives include creating inventories of vendors, analyzing the results of the inventories to assess the criticality of specific vendor relationships in order to formulate plans for dealing with possible Year 2000 issues, inquiring directly as to the status of vendors' Year 2000 compliance efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet have achieved Year 2000 compliance. The vendor management initiatives include computer system vendors as well as vendors of goods and services that comprise or rely upon date-dependent technology, such as embedded technology. As of June 30, 1999, the Company had contacted all significant vendors to ascertain the Year 2000 compliance status of such vendors' products and services. As of such date, more than 80% of all testable mission critical third-party products and services that vendors have represented to be Year 2000 compliant have been tested by the Company to confirm such compliance. Testing of the remainder of such products and services is continuing. The anticipated completion date for all material vendor compliance efforts for mission critical third-party products and services is August 31, 1999, except for contingency planning efforts that by their nature will be continuing until the century change is completed, and except to the extent of efforts for which completion is dependent on third parties whose actions are beyond the Company's control.

          The progress of the Company's Year 2000 compliance efforts is managed and reviewed by senior management. The project manager is responsible for maintaining awareness of Year 2000 issues throughout the Company, monitoring overall progress of the project, resolving issues and providing strategic direction. The Company's Board of Directors receives regular status reports on the project.

          CONTINGENCY PLANNING AND RISKS. The Company commenced its contingency planning efforts in 1999. The contingency planning process is intended to create, update and implement, as necessary, plans in the event of Year 2000 errors or failures of third parties with whom the Company interacts or who supply critical services or goods to the Company.

          In management's opinion, currently there is not sufficient reliable information available to enable the Company to determine whether any specific Year 2000 failures are reasonably likely to occur. The Company continues to take steps to reduce this uncertainty through its testing strategy and by participating in industry conferences, communicating with business alliance partners, monitoring the progress of critical vendors and monitoring national governmental and industry initiatives. Given the uncertainty of predicting at this point which, if any, Year 2000 errors or failures are reasonably likely to occur, the Company's contingency planning process targets systems, transactions, processes and third parties that are deemed to be critical to the Company's business, results of operations or financial condition.

          The Company is in the process of developing contingency plans at all subsidiary levels. These plans are expected to be in place by the end of the third quarter of 1999. The Company doesn't anticipate any disruption in the Company's business or computer systems as the year progresses through the year 2000.

          COMPLIANCE COST ESTIMATES. The Company currently estimates that the cost of completing its Year 2000 project, including mission critical and other core computer systems, distributed applications, facilities and systems in subsidiaries, but excluding potential costs related to the implementation of contingency plans that address possible Year 2000 failures of third-party systems or the Company's systems, is approximately $150,000. The Company's cost estimate excludes the time that may be spent by staff not specifically dedicated to the Year 2000 project. As of June 30, 1999, the Company had incurred approximately $100,000 of the estimated cost of the entire project.

          The estimated cost and timing of the project are based on the Company's estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs and timing could differ materially from these estimates.

PART II.  OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          For the three months ended June 30, 1999, the only sales of the Company's securities were: (i) 27,500 and 18,182 shares of Common Stock issued on June 1, 1999 in connection with the acquisitions of Commonwealth Investment and Fully Armed Productions, respectively (such shares were issued in exchange for all the outstanding capital stock of Commonwealth Investment and Fully Armed Productions); (ii) 156,585 shares of Common Stock issued by the Company to accredited investors in connection with the Private Placement, at a price of $40.00 per share; and (iii) 930 shares of Series C 6.75% Convertible Preferred Stock, $0.01 par value, of the Company issued on May 7, 1999 to certain consultants of the Company, at a price of $100.00 per share (each share of Series C Preferred Stock is convertible into 135 shares of Common Stock). All shares of stock issued by the Company during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

          The annual meeting of stockholders of the Company was held on May 27, 1999. Of 2,503,300 shares issued, outstanding and eligible to be voted at the meeting, 2,044,716 shares, constituting a quorum, were represented in person or by proxy at the meeting. Three matters were submitted to a vote of the stockholders at the meeting.

          1. ELECTION OF CLASS II DIRECTORS. The first matter submitted was the election of three Class II director nominees to the Board of Directors, each to continue in office until the year 2002. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that each director nominee had been elected. The voting results are set forth below:

            NAME                             FOR               AGAINST          WITHHELD
            ----                             ---               -------          --------
            Thomas G. Napurano            1,984,569            11,809            48,338
            John R. Owens                 1,996,378                --            48,338
            Lynn E. Wood                  1,974,073            22,305            48,338

          Because the Company has a staggered Board, the term of office of the following named Class II and Class III directors, who were not up for election at the 1999 annual meeting, continued after the meeting:

          Class I (to continue in office until 2001)

               Timothy L. Ashburn
               Dr. Gregory W. Kasten

          Class II (to continue in office until 2000)

               Weaver H. Gaines
               Jack R. Orben

          2. ADOPTION OF AMENDMENT TO CERTIFICATE OF INCORPORATION. The second matter, a proposal to amend Article 4 of the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock to 20,000,000, was approved by an affirmative vote of a majority of the shares that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

               FOR               AGAINST                 ABSTAIN
               ---               -------                 -------

            1,980,870            21,018                  42,798

          3.   ADOPTION OF THE AMENDED AND RESTATED 1998 STOCK
INCENTIVE PLAN. The third matter, a proposal to adopt the Amended and Restated Unified Financial Services, Inc. 1998 Stock Incentive Plan, was approved by an affirmative vote of a majority of the shares that were issued, outstanding and eligible to vote. The voting results on this matter were as follows:

               FOR               AGAINST                 ABSTAIN
               ---               -------                 -------

            1,953,517            28,938                  62,261

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index on page 33 hereof.
     --------

(b)  Reports on Form 8-K:  The Company did not file any Current Reports
     -------------------
     on Form 8-K during the quarter ended June 30, 1999.

                             SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            UNIFIED FINANCIAL SERVICES, INC.
                              (Registrant)



Dated: August 20, 1999      By:  /s/ Timothy L. Ashburn
                                 -----------------------------------
                                 Timothy L. Ashburn
                                 Chairman, President and Chief
                                  Executive Officer

                          EXHIBIT INDEX
                          -------------

Exhibit No.       Description
-----------       -----------

3.1               Certificate of Amendment of Certificate of
                  Incorporation of the Company.

11.1              Computations of Earnings Per Share.

27.1              Financial Data Schedule (June 30, 1999).

27.2              Restated Financial Data Schedule (June 30, 1998).