Form 10QSB
period 1999-09-30
UNIFIED FINANCIAL SERVICES INC
filed 1999-11-15
CIK 1033926

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-QSB


             Quarterly Report under Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


             For the quarterly period ended September 30, 1999


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

As of November 12, 1999, the registrant had outstanding 2,830,077 shares of Common Stock, $.01 par value.

                                        TABLE OF CONTENTS
                                                                                               Page
                                                                                               ----
PART I.  FINANCIAL INFORMATION                                                                    3

Item 1.  Financial Statements                                                                     3

         Consolidated Balance Sheets (unaudited)                                                  3

         Consolidated Statements of Income (unaudited)                                            5

         Consolidated Statements of Comprehensive Income (unaudited)                              6

         Consolidated Statements of Cash Flows (unaudited)                                        7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations   21

         Cautionary Statement Regarding Forward-Looking Statements                               21

         General                                                                                 21

         Recent Developments                                                                     22

         Financial Condition and Results of Operations                                           24

         Liquidity and Capital Resources                                                         29

         Year 2000 Compliance                                                                    30

         Risk Factors                                                                            31

PART II. OTHER INFORMATION                                                                       36

Item 3.  Changes in Securities and Use of Proceeds                                               36

Item 4.  Submission of Matters to a Vote of Securityholders                                      36

Item 5.  Exhibits and Reports on Form 8-K                                                        36

SIGNATURE PAGE                                                                                   37

EXHIBIT INDEX                                                                                    38


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS:

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
                                                                                September 30,   December 31,
                                                                                     1999           1998
                                                                                -------------   ------------
                                                                                 (Unaudited)
                           ASSETS
                           ------
Current Assets
     Cash and cash equivalents                                                   $12,662,456    $10,342,501
     Investments in affiliated mutual funds                                          392,321        231,728
     Investments in securities and non-affiliated
        mutual funds                                                                 233,827        494,403
     Accounts receivable (net of allowance for doubtful
        accounts of $37,645 for 1999 and $38,326 for 1998)                         8,892,134      8,873,903
     Prepaid and sundry assets                                                       363,463        230,006
                                                                                 -----------    -----------

             Total current assets                                                 22,544,201     20,172,541
                                                                                 -----------    -----------

Fixed assets, at cost
      Equipment and furniture (net of accumulated
        depreciation of $3,391,848 for 1999 and
        $2,913,498 for 1998)                                                       2,895,977      1,542,251
                                                                                 -----------    -----------

             Total fixed assets                                                    2,895,977      1,542,251
                                                                                 -----------    -----------

Non-Current Assets
      Investment in debt securities                                                1,074,195        994,211
      Equity investment in affiliates                                                     --        565,566
      Organization cost (net of accumulated amortization of
        $314,609 for 1999 and $254,230 for 1998)                                   1,387,656        898,027
      Goodwill (net of accumulated amortization
        of $334,931 for 1999 and $34,773 for 1998)                                 1,541,667      1,902,691
      Other non-current assets                                                       462,533        620,649
                                                                                 -----------    -----------

             Total non-current assets                                              4,466,051      4,981,144
                                                                                 -----------    -----------

TOTAL ASSETS                                                                     $29,906,229    $26,695,936
                                                                                 ===========    ===========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
                                                            September 30,   December 31,
                                                                 1999           1998
                                                            -------------   ------------
                                                             (Unaudited)

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

Current Liabilities
   Current portion of capital lease obligations              $    38,610    $    52,735
   Current portion of borrowings                               2,830,983      3,886,612
   Accounts payable and accrued expenses                       2,639,177      1,860,544
   Accrued compensation and benefits                             586,317        338,779
   Payable to insurance companies                              5,293,605      6,456,511
   Payable to broker-dealer                                      272,402        596,509
   Income taxes payable, current                                      --          1,857
   Income taxes payables, deferred                                   244         90,318
   Other liabilities                                             501,815      1,218,855
                                                             -----------    -----------

             Total current liabilities                        12,163,153     14,502,720
                                                             -----------    -----------

Long-term Liabilities
   Long-term portion of capital leases obligations                12,078         37,122
   Long-term portion of borrowings                             2,094,074      2,024,579
   Other long-term liabilities                                   288,496        385,886
   Deferred income taxes                                           4,991         33,361
                                                             -----------    -----------

             Total long-term liabilities                       2,399,639      2,480,948
                                                             -----------    -----------

             Total liabilities                                14,562,792     16,983,668
                                                             -----------    -----------

Commitments and Contingencies                                         --             --
                                                             -----------    -----------

Stockholders' Equity
   Common Stock, par value $.01 per share                         32,708         27,174
   Preferred Stock Series C                                          529          1,672
   Preferred Stock Series D                                           --
   Additional paid-in capital                                 15,635,581      8,234,123
   Retained earnings                                             309,920      1,449,299
   Less treasury stock                                          (635,301)            --
                                                             -----------    -----------

             Total stockholders' equity                       15,343,437      9,712,268
                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $29,906,229    $26,695,936
                                                             ===========    ===========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  Nine Months Ended               Three Months Ended
                                                                    September 30,                   September 30,
                                                             --------------------------     -------------------------
                                                                 1999           1998           1999           1998
                                                             -----------    -----------     ----------     ----------
REVENUES:
   Gross revenues (see note 12)                              $19,546,583    $16,389,544     $6,881,018     $6,386,251
                                                             -----------    -----------     ----------     ----------
      Total gross revenues                                    19,546,583     16,389,544      6,881,018      6,386,251
                                                             -----------    -----------     ----------     ----------

COST OF SALES:
   Cost of sales                                               5,453,897      5,475,223      1,834,671      2,358,316
                                                             -----------    -----------     ----------     ----------
      Total cost of sales                                      5,453,897      5,475,223      1,834,671      2,358,316
                                                             -----------    -----------     ----------     ----------
      Gross profit (see note 12)                              14,092,686     10,914,321      5,046,347      4,027,935
                                                             -----------    -----------     ----------     ----------
EXPENSES:
   Employee compensation and benefits                          7,577,373      4,870,408      2,978,628      1,809,521
   Brokerage operating expenses                                  460,997        345,704         72,861        158,558
   Fund services operating expenses                              104,197        428,080         35,384        116,364
   Mail and courier                                              363,586        327,430        118,673        277,047
   Telephone                                                     354,590        165,860        163,960         56,206
   Equipment rental and maintenance                              463,121        146,522        194,450         40,636
   Occupancy                                                     701,708        479,360        256,545        159,106
   Depreciation and amortization                                 626,129        489,170        195,178        159,866
   Professional fees                                           1,048,164        317,889        268,071        250,410
   Business development cost                                     318,616        839,468        141,744        569,948
   Other operating expenses                                    2,470,670      1,092,297        993,528       (202,743)
                                                             -----------    -----------     ----------     ----------
      Total expenses                                          14,489,151      9,502,188      5,419,022      3,394,919
                                                             -----------    -----------     ----------     ----------
Income from operations                                          (396,465)     1,412,133       (372,675)       633,016
                                                             -----------    -----------     ----------     ----------

OTHER INCOME (LOSS)
   Unrealized gain (loss) on securities                          (23,450)        (2,511)       (33,151)       (32,630)
   Realized gain on securities                                     2,252          6,451           (669)           201
   Equity in results of operations of affiliates                      --        (39,945)       (54,284)       (47,704)
   Gain on sale/disposal of fixed assets                              --          5,390             --            250
   All other                                                          --             --             --         38,033
                                                             -----------    -----------     ----------     ----------
      Total other income                                         (21,198)       (30,615)       (88,104)       (41,850)
                                                             -----------    -----------     ----------     ----------
Income (loss) before income taxes                               (417,663)     1,381,518       (460,779)       591,166
Income tax benefit (expense)                                     (66,387)       119,155        (22,387)       131,679
                                                             -----------    -----------     ----------     ----------
Net income (loss)                                            $  (484,050)   $ 1,500,673     $ (483,166)    $  722,845
                                                             ===========    ===========     ==========     ==========

Per share earnings
   Basic common shares outstanding                             2,773,727      2,257,029      2,773,727      2,257,029
   Net income - basic                                        $     (0.17)   $      0.64     $    (0.17)    $     0.32
   Fully diluted common shares outstanding                     2,945,855      2,489,549      2,945,855      2,489,549
   Net income-fully diluted                                  $     (0.16)   $      0.58     $    (0.16)    $     0.29

See accompanying notes.


UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                  Nine Months Ended            Three Months Ended
                                                                    September 30,                 September 30,
                                                              -------------------------     ------------------------
                                                                 1999           1998           1999           1998
                                                              ---------      ----------     ---------       --------
Net income (loss)                                             $(484,050)     $1,500,673     $(483,166)      $722,845
Other comprehensive income,
   net of tax
   Unrealized gain (loss) on
     securities, net of
       reclassification adjustment                                   --              --            --             --
                                                              ---------      ----------     ---------       --------

Comprehensive income                                          $(484,050)     $1,500,673     $(483,166)      $722,845
                                                              =========      ==========     =========       ========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Nine Months Ended            Three Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------    --------------------------
                                                                    1999           1998           1999           1998
                                                                -----------    -----------    -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                             $  (484,050)   $ 1,500,673    $  (483,166)   $   722,845
  Adjustments to reconcile net income to cash
    provided by (used) in operating activities
        Deferred income taxes                                      (118,444)       104,340          2,495         50,889
        Provision for depreciation and amortization                 626,129        489,170        195,178        139,990
        Unrealized gain (loss) on investments                            --        (34,359)         9,701        (21,888)
        (Gain) loss on disposal of fixed assets                          --         (5,141)            --         24,978
        Results of affiliate/minority interest                      (71,620)       (43,021)       (17,336)       (35,263)
        Adjustments to goodwill reporting purchase
          of Fiduciary Counsel                                      211,007     (1,564,802)            --     (1,564,802)
        Excess of net assets of Advisers                                 --        814,347             --             --
        Deferred start-up costs                                    (549,695)            --       (144,690)            --
        (Increase) decrease in operating assets
          Receivables                                               (18,231)    (1,895,065)     1,492,065        534,438
          Prepaid and sundry assets                                (133,457)        85,152       (149,170)        97,532
          Other non-current assets                                  158,116        146,012       (103,647)       159,512
        Increase (decrease) in operating liabilities
          Accounts payable and accrued expenses                    (708,380)     1,736,760     (1,369,196)      (760,712)
          Accrued compensation and benefits                         247,538        396,376          7,539        278,557
          Other liabilities                                        (814,430)       (12,264)      (484,380)      (263,260)
          Accrued income taxes                                       (1,857)            --             --             --
                                                                -----------    -----------    -----------    -----------
  Net cash provided (used) in operating activities               (1,657,375)        89,484     (1,044,608)      (637,183)
                                                                -----------    -----------    -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of equipment                                          (1,742,985)      (420,162)      (292,044)      (127,474)
  Adjustments re acquisitions of Fully Armed Protections
    and Commonwealth Investment Services                            (93,440)            --        (93,440)            --
  Proceeds from sale of fixed assets                                     --         13,244             --             --
  Investments in securities and mutual funds                         99,983        138,491         25,213        (16,092)
  Investment in debt securities                                     (79,984)       (35,116)       (36,749)       (35,116)
                                                                -----------    -----------    -----------    -----------
  Net cash used in investing activities                          (1,816,426)      (303,543)      (397,020)      (178,682)
                                                                -----------    -----------    -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                      7,445,584      9,941,634      1,644,917      1,312,525
  Proceeds from issuance of Series C
    preferred stock                                                 100,900        210,000          7,900             --
  Proceeds from borrowings                                               --      2,791,544             --             --
  Redemption of Series A and Series B
    preferred stock                                                      --     (1,706,900)            --             --
  Dividends before acquisition of
    Fully Armed Productions and Commonwealth
    Investment                                                      (18,624)            --             --             --
  Dividends on AmeriPrime common stock                                   --       (125,000)            --             --
  Dividends                                                              --        (65,844)            --             --
  Treasury stock                                                   (635,301)            --             --             --





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)


                                                                     Nine Months Ended            Three Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------    --------------------------
                                                                    1999           1998           1999           1998
                                                                -----------    -----------    -----------    -----------


  Purchase of common stock at Equity Insurance                           --     (2,926,024)            --             --
  Repayment of borrowings                                          (986,134)       (79,358)      (201,088)       (77,436)
  Repayment of capital lease obligations                            (39,169)       (30,190)       (11,205)        (8,332)
  Purchase of Archer                                                (73,500)            --             --             --
                                                                -----------    -----------    -----------    -----------
  Net cash provided in financing activities                       5,793,756      8,009,862      1,440,524      1,226,757
                                                                -----------    -----------    -----------    -----------
Net increase in cash and cash equivalents                         2,319,956      7,795,803         (1,103)       410,891
Cash and cash equivalents, beginning of year                     10,342,501      2,564,024     12,663,560      9,948,936
                                                                -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period                        $12,662,457    $10,359,827    $12,662,457    $10,359,827
                                                                ===========    ===========    ===========    ===========

See accompanying notes.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 1 -   NATURE OF OPERATIONS

           The consolidated financial statements include the accounts of Unified Financial Services, Inc., a Delaware corporation, and its wholly owned subsidiaries.

           We, through our subsidiaries, concentrate our services over the following eight lines of business: (i) investment advisory; (ii) brokerage and brokerage services;
           (iii) administrative and back office support services;
           (iv) finance and banking; (v) trust and retirement services;
           (vi) internet technology, marketing and software development;
           (vii) insurance brokerage; and (viii) corporate.

Note 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Basis of Presentation
           ---------------------
           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. All significant intercompany transactions and balances between us and our subsidiaries have been eliminated. For further information, refer to the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended December 31, 1998.

           Where appropriate, prior years' financial information has been reclassified to conform with the current year presentation.

           Effective March 31, 1998, Unified Investment Advisers, Inc. became a wholly owned subsidiary of Unified Financial Services upon surrender to Unified Investment Advisers of all the capital stock of Unified Investment Advisers by all stockholders of Unified Investment Advisers (other than us). Prior to the surrender of the capital stock to Unified Investment Advisers, we accounted for our 33.3% ownership in Unified Investment Advisers pursuant to the equity method of accounting. Unified Investment Advisers reported gross revenues for the four months (Unified Investment Advisers' fiscal year end was November 30) ended March 31, 1998 of $146,519 and loss for the period of $195,967. Unified Investment Advisers reported total assets as of March 31, 1998 of $617,773 and shareholders' equity of $(469,548).

           Effective August 21, 1998, we acquired Fiduciary Counsel, Inc. in a transaction accounted for under the purchase method of accounting. In connection with such acquisition, we issued 36,110 shares of our common stock, $0.01 par value, and paid $800,835 in cash. The results of operations of Fiduciary Counsel have been included in our consolidated financial statements since its date of acquisition.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Effective January 1, 1999, we acquired M. Wilson & Associates, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. In connection with such acquisition, we issued 3,636 shares of our common stock in exchange for all the capital stock of M. Wilson & Associates.

           Effective June 1, 1999, we acquired each of Commonwealth Investment Services, Inc. and Fully Armed Productions, Inc. in transactions accounted for under the pooling-of-interests method of accounting. In connection with such acquisitions, we issued 27,500 and 18,182 shares of our common stock in exchange for all of the capital stock of Commonwealth Investment Services and Fully Armed Productions, respectively.

           Due to the immateriality of the results of operations of M. Wilson & Associates, Commonwealth Investment Services and Fully Armed Productions, individually and in the aggregate, to that of Unified Financial Services, our consolidated financial statements contained herein and as of and for the three years ended December 31, 1998 have not been restated to give effect to the acquisitions of M. Wilson & Associates, Commonwealth Investment Services and Fully Armed Productions. The results of operations of M. Wilson & Associates, Commonwealth Investment Services and Fully Armed Productions have been included in our financial statements since
           January 1, 1999.

           Fees and Commissions
           --------------------
           We record revenues on the accrual basis of accounting. For the brokerage operations, commissions and clearing revenues are recorded on the settlement date of the related security transactions. This does not materially differ from recording commissions based upon trade date. In connection with our private placements of equity securities, Unified Management Corporation, a subsidiary of ours, records revenues on the accrual basis of accounting (equal to ten percent of the proceeds of the private placement) and incurs an expense related to the cost of solicitation of the private placement. The investment administration business revenues, as well as the investment adviser fees earned by third party advisers, is recorded on the accrual basis. The fees earned by the operation and paid to the sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. The financial services portion of the investment administration operation provides administrative services to investment companies and separate accounts. Revenues are recorded as they are earned each month based upon accounts and account balances. In connection with this, we earn income on the accounts established to transfer these funds for customers. For the insurance operations, commission income and expense are recorded on the effective date of each policy; return commissions are recorded when a policy cancellation occurs. All other revenues are recorded as earned.

           Property and Equipment
           ----------------------
           Property and equipment is stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated methods over the estimated useful life of the assets for financial statement purposes.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Investments and Investment in Debt Securities
           ---------------------------------------------
           Investments, which consists primarily of an investment in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Statements of Income as unrealized gain or loss on securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles. First Lexington Trust Company, a subsidiary of ours, is required by the Kentucky Department of Financial Institutions to maintain a minimum of $1,150,000 of capital as long as trust assets under management exceed $100,000,000.

           Income Taxes
           ------------
           We file consolidated federal and state income tax returns with our subsidiaries. Subsequent to its acquisition by us, each of M. Wilson & Associates, Commonwealth Investment Services and Fully Armed Productions will be included in our consolidated tax returns, which uses the accrual method of tax and accounting reporting.

           We have adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Statement 109 requires use of the liability method of accounting for deferred income taxes.

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

           Goodwill
           --------
           We, in acquiring certain businesses, acquired goodwill. We have determined the value of the goodwill. The value of the goodwill is amortized over the estimated economic lives on a straight-line basis over a period of 10 to 15 years for financial reporting basis. For tax purposes, goodwill is amortized on a straight-line basis over 15 years.

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

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Statement of Cash Flows
           -----------------------
           For purposes of the Statements of Cash Flows, we consider all liquid investments with an original maturity of three months or less to be cash equivalents. We maintain money market investments that are not insured by the Federal Deposit Insurance Corporation and bank accounts that periodically exceed the Federal Deposit Insurance Corporation insurance limit during the year.

           Financial Statement Presentation
           --------------------------------
           Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 3 -   PROPOSED AND COMPLETED ACQUISITIONS

           On January 1, 1999, we acquired M. Wilson & Associates, a Kentucky corporation and claim processing and management company that has experience in handling liability, property and workers compensation claims for a self-insured trust fund. M. Wilson & Associates also processes claims for an occupational accident program for independent truckers and does statewide property adjusting for the Kentucky Risk and Insurance Service Division and property adjusting for the Fair Plan of Louisville, Kentucky. The acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with such acquisition, we issued 3,636 shares of our common stock. As of December 31, 1998,
           M. Wilson & Associates reported total assets of $3,308 and shareholder's equity of $3,308.

           On May 6, 1999, we, through our wholly owned subsidiary, Archer Trading, Inc., completed the acquisition of certain of the assets and certain of the liabilities of First Insight Securities, Inc. Archer Trading, a Delaware corporation, currently provides stock trading services to individuals from one office located in Cincinnati, Ohio. In connection with such acquisition, we assumed liabilities of approximately $22,000 and paid an additional $51,700 in cash. Such transaction is accounted for under the purchase method of accounting.

           On June 1, 1999, we acquired Commonwealth Investment Services, a Kentucky corporation that provides investment services to individuals, businesses and institutions throughout the State of Kentucky and surrounding areas through its network of independent agents, primarily certified public accountants. This acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with the acquisition, we issued 27,500 shares of our common stock in exchange for all of the capital stock of Commonwealth Investment Services. As of June 1, 1999, Commonwealth Investment Services reported total assets of $56,240 and shareholder's equity of $28,980.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 3 -   PROPOSED AND COMPLETED ACQUISITIONS (continued)

           On June 1, 1999, we acquired Fully Armed Productions, a Kentucky corporation that provides creative and technological services for the television, radio and internet industries through its specialty production capabilities and performs videography, programming and production services for NBC, ESPN and numerous cable, satellite and television stations, including services for the past two Olympic games. The acquisition is accounted for pursuant to the pooling-of-interests method of accounting. In connection with the acquisition, we issued 18,182 shares of our common stock in exchange for all of the capital stock of Fully Armed Productions. As of June 1, 1999, Fully Armed Productions reported total assets of $77,200 and shareholder's equity of $28,813.

           On October 20, 1999, we subscribed for all of the capital stock of Unified Banking Company for $7.3 million. Unified Banking Company, a federal savings bank located in Lexington, Kentucky, commenced operations on November 1, 1999.

Note 4 -   OPTIONS

           On March 25, 1999, our board of directors adopted the Unified Financial Services, Inc. Amended and Restated 1998 Stock Incentive Plan, which provides for the granting of stock options and other cash and stock-based awards. Our stockholders approved the Stock Incentive Plan on May 27, 1999. The total number of shares of our common stock issuable under the Stock Incentive Plan is not to exceed 500,000 shares, subject to adjustment in the event of any change in the outstanding shares of such stock by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar changes generally affecting our stockholders.

           Under the terms of the Stock Incentive Plan, employees, directors, advisors and consultants of Unified Financial Services and our subsidiaries are eligible to receive the following: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

           As of September 30, 1999, options to acquire 100,713 shares of our common stock were outstanding to certain of our employees, directors and advisers. Such options have vesting periods ranging up to three years and have exercise prices as follows:

               (a)  6,400 shares at $25 per share
               (b)  19,276 shares at $27.50 per share
               (c)  500 shares at $30.25 per share
               (d)  74,037 shares at $40 per share
               (e)  500 shares at $44 per share

           Of such options, 98,413 are intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                      UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 1999 AND 1998
                         ---------------------------

Note 5 -   FINANCING AND CAPITAL LEASES OBLIGATIONS

           We and our subsidiaries have obtained financing from banks and former owners of companies acquired via lines of credit and asset-based financing including capitalized lease obligations.

                                    Balance at September 30, 1999
                                 ----------------------------------
                                   Current    Long-Term               Interest
 Creditor              Lender      Portion     Portion      Total       rate       Date of Maturity            Remarks
 --------              ------    ----------------------------------  ----------   ------------------  ---------------------------
 LOANS:
 1) Unified Financial
     Services          Bank      $   30,720  $  190,378  $  221,098  Prime plus   December 31, 2001   Monthly installments
                                                                       .5%                            for communication and
                                                                                                      computer hardware and
                                                                                                      software
 2) Equity Insurance
     Group             Bank         800,000   1,093,750   1,893,750  Prime        June 30, 2000       Term loan, principal
                                                                                                      payments of $100,000
                                                                                                      per month, subject to
                                                                                                      refinancing June 30, 1999
 3) Equity Insurance
     Group             Bank         400,000         --      400,000  Prime        June 30, 2000       Revolving credit line,
                                                                                                      maximum loan amount
                                                                                                      $400,000
 4) Commonwealth
     Premium
     Finance
     Corporation       Bank       1,470,000         --    1,470,000  Prime        November 5, 2000    Revolving credit line
                                                                                                      maximum loan amount
                                                                                                      $2,000,000
 5) Irland and Rogers  Previous     104,988     429,676     534,674  9.50%        January 1, 2003     Due in annual installments
                       Owner
 6) Unified Employee
     Services          Bank          13,107     355,079     368,186  8.25%        March 31, 2014      Due in monthly installments
                                                                                                      for aircraft
 7) Fully Armed
     Productions       Bank           6,225      11,273      17,496  10.397%      April 11, 2002      Installment loan for
                                                                                                      equipment
 8) Fully Armed
     Productions       Bank           5,933      13,918      19,851  10.576%      September 24, 2002  Installment loan for
                                 ----------  ----------  ----------                                   equipment
       Total                     $2,830,983  $2,094,074  $4,925,057
                                 ==========  ==========  ==========


                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 5 -   FINANCING AND CAPITAL LEASES OBLIGATIONS (continued)

           Our capitalized lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of September 30, 1999.

           For the twelve months ended September 30,               Amount
           -----------------------------------------               ------
                    2000                                          $41,918
                    2001                                           11,626
                    2002                                              724
                    2003                                              663
                    2004                                               --
                                                                  -------
                    Subtotal                                       54,931
                    Less: amount representing interest              4,243
                                                                  -------
                    Net present value                             $50,688
                                                                  =======

           We did not acquire equipment through capital lease obligations during the three month periods ended September 30, 1999 and 1998, other than in connection with the acquisition of Commonwealth Investment Services.

Note 6 -   COMMITMENTS AND CONTINGENCIES

           We, through our subsidiary, Unified Management Corporation, lease our corporate headquarters and administrative office facilities located at 429-431 N. Pennsylvania Street, Indianapolis, Indiana, which facility has approximately 10,820 square feet, and is leased pursuant to an operating lease expiring in 2007 for office facilities and equipment. The lease includes provisions for adjustment of operating costs and real estate taxes.

           Such obligations are allocated between Unified Fund Services and Unified Management Corporation based on estimated usage. We also maintain administrative offices at the corporate offices of Health Financial and Unified Banking Company, each of which is located at 2353 Alexandria Drive, Lexington, Kentucky, and the corporate offices of Equity Underwriting Group, which is located at 3201 Nicholasville Road, Lexington, Kentucky.

           The aggregate minimum rental commitments required under operating leases for office space and equipment at September 30, 1999 for all operations were as follows:

           For the twelve months ended September 30,           Lease commitments
           -----------------------------------------           -----------------
                    2000                                           $1,767,912
                    2001                                            1,724,568
                    2002                                            1,279,399
                    2003                                              597,281
                    Thereafter                                      1,756,114
                                                                   ----------
                    Total                                          $7,125,274
                                                                   ==========

           Total rental expense was $701,708 and $105,886 for the nine months ended September 30, 1999 and 1998, respectively.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 6 -   COMMITMENTS AND CONTINGENCIES (continued)

           We are a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Note 7 -   EMPLOYEE BENEFIT PLANS

           We and our subsidiaries provide a defined contribution retirement plan that covers substantially all employees. Our board of directors determines contributions to the plan. For the nine months ended September 30, 1999, the board of directors made no contributions to the plan.

           We also maintain a 401(k) plan as part of the defined contribution retirement plan. The plan includes a matching for funds contributed into the Unified family of mutual funds. We will match the employee's contribution up to fifty percent of the first six percent of the employee's pre-tax contribution.

Note 8 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS FOR UNIFIED MANAGEMENT CORPORATION, AMERIPRIME FINANCIAL SECURITIES, INC. AND COMMONWEALTH INVESTMENT
           SERVICES

           Unified Management Corporation, AmeriPrime Financial Securities, Inc. and Commonwealth Investment Services are subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness and (ii) $50,000 for Unified Management Corporation and $5,000 for each of AmeriPrime Financial Services and Commonwealth Investment Services, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At September 30, 1999, Unified Management Corporation had net capital of $403,629, which was $353,629 in excess of its required net capital of $50,000 and a ratio of aggregate indebtedness to net capital of 0.87 to 1. At September 30, 1999, AmeriPrime Financial Securities had net capital of $258,436, which was $253,436 in excess of its required net capital of $5,000, and a ratio of aggregate indebtedness to net capital of 0.19 to 1. At September 30, 1999, Commonwealth Investment Services had net capital of $42,147, which was $37,147 in excess of its required net capital of $5,000, and a ratio of aggregate indebtedness to net capital of 0.67 to 1.

           Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Management Corporation, AmeriPrime Financial Securities and Commonwealth Investment Services calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement calculated by Unified Management Corporation, AmeriPrime Financial Securities and Commonwealth Investment Services were $0 at September 30, 1999. Balances segregated in excess of reserve requirements are not restricted.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 9 -   COMMON AND PREFERRED STOCK

           Common Stock:

           Authorized
           ----------
           On May 27, 1999, our stockholders adopted an amendment to our Amended and Restated Certificate of Incorporation to increase to 20,000,000 the number of authorized shares of our common stock.

           Acquisitions
           ------------
           In connection with the acquisitions consummated during 1998 and 1999, we issued shares of our common stock. The shares issued by acquisition follow:

                  Company acquired                                   Date                           Shares issued
                  ----------------                            -----------------                     -------------
           Resource Benefit Planners, Inc.                    March 10, 1998                            12,000
           EMCO Estate Management Company, Inc.               August 21, 1998                           11,000
           Fiduciary Counsel, Inc.                            August 21, 1998                           36,110
           Equity Insurance Group, Inc.                       December 17, 1998                        241,745
           Commonwealth Premium Finance Corporation           December 17, 1998                         12,800
           Strategic Fund Services, Inc.                      December 22, 1998                          7,500
           AmeriPrime Financial Services, Inc.                December 31, 1998                        410,000
           M. Wilson & Associates, Inc.                       January 1, 1999                            3,636
           Commonwealth Investment Services, Inc.             June 1, 1999                              27,500
           Fully Armed Productions, Inc.                      June 1, 1999                              18,182

           Private Placement Offering
           --------------------------
           Effective December 10, 1998, we commenced a private placement offering to sell a maximum of 1,750,000 shares of our common stock. Effective September 27, 1999, the size of the offering was reduced to 750,000 shares of our common stock, which shares are being offered at a price of $40.00 per share. All shares of common stock are being offered by us on a best efforts basis. There is no public market for any of our securities. There can be no assurance that a market will develop in the future. The offering will terminate on the earlier occurrence of (1) subscription for 750,000 shares have been accepted or (2) March 31 2000; provided, however, we reserve the right to terminate the offering at any time, without notice. The securities offered and sold in this private placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

           As of September 30, 1999, we had accepted subscriptions for 213,550 shares of our common stock pursuant to the private placement offering.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 9 -   COMMON AND PREFERRED STOCK (continued)

           Preferred Stock
           ---------------
           As of September 30, 1999, we had 1,000,000 shares of preferred shares authorized with a par value of $.01 per share, of which 102,100 shares were designated at September 30, 1999 as follows:

                       SHARES                     SHARES            SHARES           STATED             PAR
                     DESIGNATED                   ISSUED         OUTSTANDING          VALUE            VALUE
                     ----------                   ------         -----------          -----            -----
              Preferred Stock Series C:
                     2,100                         529               529              $100             $0.01

              Preferred Stock Series D:
                   100,000                         -0-               -0-               200              0.01

           Series C Preferred Stock Issuance
           ---------------------------------
           In May 1998 and 1999 and July 1999, we issued 2,100, 930 and 79 shares, respectively, of Series C 6.75% Convertible Preferred Stock to certain of our directors, executive officers and agents at a price of $100.00 per share. Each share of Series C preferred stock is convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common Stock. As of September 30, 1999, 2,580 Series C preferred stock had been converted into 348,300 shares of our common stock.

           Series D Preferred Stock Authorized
           -----------------------------------
           In July 1998, our board of directors authorized 100,000 shares of Series D Convertible Junior Participating Preferred Stock. We have reserved all of the shares of Series D preferred stock for issuance under a Rights Agreement dated August 26, 1998 between us and Unified Fund Services, as rights agent. On August 26, 1998, our board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of our common stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each preferred stock purchase right, when exercisable, entitles the registered holder to purchase from us one one-hundredth of a share of Series D preferred stock at a price of $200.00 per one one-hundredth of a share.

Note 10 -  INCOME TAXES

           Consolidated net operating loss carryforwards at December 31, 1998 amounted to approximately $13,100,000, expiring through 2008.

           Consolidated State of Indiana net operating loss carryforwards at December 31, 1998 amounted to approximately $12,100,000, expiring through 2008.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of our financial instruments at September 30, 1999 and 1998. Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                                                      SEPTEMBER 30,
                                                            ----------------------------------------------------------------
                                                                         1999                                1998
                                                            ----------------------------        ----------------------------
                                                              CARRYING            FAIR            CARRYING            FAIR
            (IN THOUSANDS)                                     AMOUNT            VALUE             AMOUNT            VALUE
                                                               ------            -----             ------            -----
            Financial assets
               Cash and cash equivalents                      $12,662           $12,662           $10,360           $10,360
               Investment in:
                  Mutual funds and
                     securities                                   392               392               506               506
                  Mutual funds -
                     affiliates                                   234               234               199               199
               Receivables                                      8,892             8,892             8,933             8,933
               Prepaid and sundry                                 363               363               203               203

            Financial obligations
               Current liabilities                             12,163            12,163            10,723            10,723
               Capital lease obligation                            12                12                51                51
               Long-term debt                                   2,094             2,094             5,356             5,356

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS

          We have eight reportable segments:  (i) investment advisory;
          (ii) brokerage and brokerage services; (iii) administrative and back office support services; (iv) finance and banking;
          (v) trust and retirement services; (vi) internet technology, marketing and software development; (vii) insurance brokerage; and (viii) corporate. Investment advisory provides asset management services to pension plans, foundations and mutual funds. The brokerage segment provides services of a broker-dealer. The administrative and back office segment provides transfer agency, fund accounting, administrative and start-up services for mutual funds. The banking and finance segment provides traditional banking services to individuals and businesses and financing for the payment of insurance premiums. The trust and retirement services segment provides full trust powers and retirement plan consultation and plan administration to pension plans. The internet technology, marketing and software development segment provides development and design of Internet technology and software systems. Insurance brokerage provides specialty insurance products. Corporate represents activities not categorized as a separate segment.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes not including recurring gains and losses.

                    UNIFIED FINANCIAL SERVICES, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      SEPTEMBER 30, 1999 AND 1998
                      ---------------------------

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

          Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, profit and assets were as follows for the nine months ended September 30, 1999 and 1998:

                     (IN THOUSANDS)                                      1999            1998
                                                                         ----            ----
         Revenues
            Investment advisory                                        $ 3,744         $ 2,350
            Brokerage and brokerage services                             3,326           2,838
            Administrative and back office support services              3,181           2,327
            Finance and banking                                            357             291
            Trust and retirement services                                1,294             690
            Internet technology, marketing and software development        263              --
            Insurance brokerage                                          7,087           7,682
            Corporate                                                      265             212
                                                                       -------         -------
                     Total                                             $19,547         $16,390
                                                                       =======         =======

         Gross Profit
            Investment advisory                                        $ 3,581         $ 2,305
            Brokerage and brokerage services                             2,084           1,797
            Administrative and back office support services              2,591           1,861
            Finance and banking                                            357             291
            Trust and retirement services                                1,151             430
            Internet technology, marketing and software development        263              --
            Insurance brokerage                                          3,800           4,018
            Corporate                                                      265             212
                                                                       -------         -------
                     Total                                             $14,092         $10,914
                                                                       =======         =======

         Total Assets
            Investment advisory                                        $ 4,695         $ 2,553
            Brokerage and brokerage services                             1,645           1,317
            Administrative and back office support services              1,545             790
            Finance and banking                                          2,992           1,717
            Trust and retirement services                                1,973           1,464
            Internet technology, marketing and software development        198               1
            Insurance brokerage                                          7,310           8,032
            Corporate                                                    9,549           9,890
                                                                       -------         -------
                     Total                                             $29,907         $25,764
                                                                       =======         =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-QSB are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a down turn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in federal and state regulations of the mutual fund, insurance or banking industries or the imposition of regulatory penalties could have an effect on our operating results. These uncertainties, as well as others, are present in the financial services industry and stockholders are cautioned that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     Unified Financial Services, Inc., a Delaware holding company for various financial services companies that also does business as Unified.com, was organized on December 7, 1989. We distribute a vertically integrated financial services platform via the Internet and via the traditional industry channels of our subsidiaries. As of September 30, 1999, we maintained in excess of $1.5 billion of assets under management and $5.0 billion of assets under service.

     Our principal business is: (1) to provide and maintain vertical integration in the financial services industry for our subsidiaries, a platform that creates synergy and revenues among our subsidiaries from the fees associated with gathering, managing, maintaining and servicing assets under management; (2) to distribute our products and services platform via the Internet through a "plug in" marketing and distribution strategy to a number of compatible Internet channels via Unified.com; and (3) to distribute our platform through the traditional industry outlets of our subsidiaries' retail and institutional customers. Our subsidiaries concentrate their services over the following eight business lines: (i) investment advisory; (ii) brokerage and brokerage services; (iii) administrative and back office support services;
(iv) finance and banking; (v) trust and retirement services;
(vi) internet technology, marketing and software development;
(vii) insurance brokerage; and (viii) corporate. We provide management services, working capital, systems support and development and equipment for our subsidiaries.

     Maintaining the vertically integrated platform is primarily accomplished through three strategies: (1) consolidating financial services companies that expand or deepen the integration by eliminating cost centers, increasing distribution and/or increasing products and services by means of tax-free, stock-for-stock transactions (This particular consolidation strategy is driven by our goal to protect, maintain, nurture and advance the entrepreneurial spirit of small businesses by providing capital, synergy and vertical integration in an "autonomous" subsidiary environment.); (2) the formation of new subsidiaries to develop proprietary products and services that deepen the integration by eliminating cost centers, increasing distribution and/or increasing products and services that enhance and advance the synergy and revenues among our subsidiaries; and (3) consolidating small mutual funds into our mutual fund families by means of tax-free reorganizations (The mutual fund consolidation strategy is assisted by our mutual fund services capabilities and a highly qualified systems staff which provides innovative and flexible programming options, alternatives and solutions required by small mutual funds to compete against the larger capitalized mutual fund families.)

     Once a component of our vertically integrated network, each subsidiary then implements its individual business plan in an autonomous environment and achieves its growth and thereby increases earnings predominantly by: (1) distributing our products and services through the Internet and through its traditional retail and institutional "industry" outlets; (2) leveraging the existing infrastructure and utilizing the vertically integrated platform to fully realize and affect the synergy and the related earnings impact to our stock;
(3) acquisitions by the subsidiary, using our stock and/or capital, to obtain important and critical business components that complement and enhance its operations; (4) utilizing our capital for necessary expansion; (5) traditional advertising, marketing and selling of the subsidiary's products and services; and (6) networking with our subsidiaries.

RECENT DEVELOPMENTS

     EXPANDED DISTRIBUTION STRATEGY. Based upon the recent completion of our platform and our increased technological capabilities, we currently are significantly expanding our strategy to distribute our vertically integrated platform via the Internet in an attempt to increase our revenues predominately from the Internet through a number of proprietary channels, which will include, among other things, the following:

     (1) VSX.com, an alternative trading system, which, upon organization and regulatory approval, will feature an automated on-line order matching system within a negotiated auction market that will unite buyers and sellers, using the Internet as the communication medium. Due to our vertically integrated platform, we, through our subsidiaries, will be able to perform virtually all of the underlying services for the VSX.com, including the stock registrar, transfer agency, research, pricing, settlement and clearing services functions for participating companies. The VSX.com environment will allow settlement and clearing under traditional sources, but also will provide a virtual alternative to The Depository Trust Company and National Securities Clearing Corporation for those participants that desire to eliminate cost centers. The VSX.com will allow traditional institutions to trade securities and participate in initial public offerings while providing a valuable service to their customer base, and it also will allow institutions and consumers, if they desire, to by-pass and eliminate the costs centers (i.e., brokerage commissions, settlement and clearing charges, etc.) for those services.

     Phase I of the VSX.com is a scalable product that will begin with initial public offerings and the trading of common stock only. The additional securities that may be added to Phase I include: preferred stocks, warrants, ESOPs, 401(k) plan shares, mutual funds (a secondary marketplace), bonds, options, private placements, limited partnership interests, ADRs, commodities and currencies.

     The VSX.com Phase II business model will require that it establish itself as an electronic communication network, with linkage to the Nasdaq, certain national exchanges and other electronic communications networks. In this environment, VSX.com should further advance its mission by allowing buyers and sellers to immediately match transactions and securities while also providing for liquidity and ensuring fair value. Management believes that the Phase II business model will provide an alternative virtual source for the clearing, settling and stock registrar functions for securities currently listed on other exchanges, while additionally eliminating significant costs. During Phase III of the business model, we will seek to have the VSX.com designated as an exchange by the Securities and Exchange Commission.

     (2) Business-to-Business Verticals ("B2B"). A vertical is a special type of web site that brings together people sharing a common interest in buying, selling or exchanging information about that particular industry. A vertical provides a gateway or portal to information related to a particular industry, such as health care, insurance, automotive or food manufacturing. Verticals allow end users a single place from which to communicate within and about a single industry as well as the ability to transact business. Management believes that B2Bs will benefit from our vertically integrated platform, and the Unified.com financial vertical, by providing financial services to the industry specific users of their vertical. In addition, management believes that our vertically integrated platform is one of the few platforms that could serve as the low cost provider of financial services for these verticals, and could represent a significant revenue center for us in the future.

     (3) The Financial Services "In-A-Box" Product will enable institutions to "private label" certain or all of our financial services products, thereby allowing an institution to provide a particular financial service that might be missing from such institution's capabilities. Whatever financial services product a financial services company currently does not provide, it will be able to so provide through Unified's private label "in-a-box" program.


     (4) The Unified.com Financial Services Portal, a financial "vertical," ultimately will present all of our products and services via the Internet in what we believe will be the complete financial services experience, and will include the Copernic search engine as one of its many features. The Unified financial vertical, Unified.com, plugged into Unified's platform, will include most financial services products.

     We believe that our strategic plan will allow us to expand assets under management and build long-term share value while attaining and advancing vertical integration in the financial services industry. There can be no assurance that we will achieve these objectives or that these projects will be a commercial success.

     COPERNIC TECHNOLOGIES, INC. On November 11, 1999, we and Copernic Technologies Inc. extended for an additional two years the product license agreements that originally were executed in the first quarter of 1999. Copernic Technologies is primarily an Internet technology and software development company that has won numerous awards, including PC Magazine's Peoples' Choice Award, for its technological and software development, including their widely acclaimed Copernic product (www.copernic.com). Copernic has developed client side and server side "meta-search" tools that simultaneously query dozens of different search engines and information sources over the Internet. The results of theses queries are filtered and ranked according to relevancy and displayed to the user in a very user-friendly HTML format. The client product is now being distributed on various Unified web sites as the UFS Financial Search Assistant at no charge to users of our web sites. The server product is based on a thin client/fat server approach, which centralizes the searching process to a server, as opposed to running on the clients' local machine. Our agreements with Copernic provide for the exclusive use and relicensing of the software for the financial services industry. Management believes that the strategic partnership with Copernic will advance our Internet strategies.

     STRATEGIC ALLIANCE. We recently entered into a strategic alliance with an insurance holding company, and anticipate entering into additional strategic alliances with other insurance companies and other institutional partners in the financial services and technology industries, which will result in our shifting our current distribution strategy for insurance and other financial products from the traditional resources of our subsidiaries to the strategic partners and through the Internet. We also anticipate that the shift will result in our selling a multitude of insurance products from various insurance companies through the Unified.com financial vertical and through the plugging in of our platform into other verticals that also will require insurance products. As a result of our new distribution strategy, we anticipate reducing our activities in traditional insurance areas (outside of our highly profitable commercial lines area) and will concentrate on distributing insurance products through the Internet for fees rather than distributing insurance products via our agencies, subsidiaries and traditional non-Internet distribution networks. This change in strategy may result in a temporarily reduction in revenues from insurance operations and may require some of our capital to exit certain insurance industry sectors in favor of Internet distribution. We expect the strategic shift from traditional to Internet related distribution of our insurance products and services to be concluded by year-end 2000, and that such strategic shift will erode our profitability during such period of time.

     UNIFIED BANKING COMPANY.  On November 1, 1999, Unified Banking
Company, a federal savings bank, commenced operations.  Unified Banking
Company is located at 2353 Alexandria Drive, Lexington, Kentucky and its accounts are insured by the Federal Deposit Insurance Corporation to the maximum limit permitted under federal law. In connection with the organization of Unified Banking Company we contributed $7.3 million to
Unified Banking Company as capital in exchange for all of the capital stock of Unified Banking Company. Unified Banking Company offers various bank products and services (including, but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to its banking customer base and to our subsidiaries' customer bases, including investors in the mutual funds managed, advised or administered by our subsidiaries. We believe that Unified Banking Company will substantially enhance the vertical integration strategy by: (1) providing traditional banking, deposit and lending capabilities; (2) providing private banking services to enhance our trust and asset management goals; (3) provide bank products and services for our entire subsidiary client base; (4) provide community services and a charitable presence in the region, especially in the area of education and scholarship, by utilizing the V.O.I.C.E. concept (Vision for Ongoing Investment in Charity
                                     -          -       -             -
and Education)(TM) in the banking industry through bank products; and (5)
    -
eventually, providing custody and cash management services for third party mutual funds and our mutual fund families and Internet banking.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following presents management's discussion and analysis of our consolidated financial condition and results of operations as the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-QSB, including our unaudited, consolidated financial statements and accompanying notes thereto, and our Annual Report on Form 10-KSB for the year ended December 31, 1998, including our audited, consolidated financial statements and accompanying notes thereto.

     COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
1999 AND 1998.  Revenues for the nine months ended September 30,
1999 as compared to the corresponding period of 1998 increased
$3,157,000, or 19.3%, from $16,390,000 to $19,547,000.  For such period, investment advisory revenues increased $1,424,000, or 60.6%, brokerage and brokerage services revenues increased $488,000, or 17.2%, administrative and back office support services revenues increased
$854,000, or 36.7%, finance and banking revenues increased $66,000, or 22.7%, trust and retirement services revenues increased $604,000, or 87.5%, internet technology, marketing and software development revenues increased $263,000 from no revenues in 1998 to $263,000 in 1999, insurance brokerage revenues declined $595,000, or 7.7%, and corporate revenues increased $53,000, or 25.0%. Investment advisory revenues increased principally due to a growth in assets under management plus increased revenues due to our acquisitions of Unified Investment Advisers and Fiduciary Counsel in March 1998 and August 1998, respectively. The increase in brokerage and brokerage services revenues reflects the higher distribution service fees based upon contractual agreements with a fund and on variable distribution fees based upon fund assets or commissions on fund sales, coupled with $802,000 of commissions received by Unified Management Corporation in connection with our private placement of common stock, as compared to $639,000 in commissions for the corresponding period of 1998. The addition of $425,000 in revenues from Commonwealth Investment Services and Archer Trading (which companies we acquired on June 1, 1999 and May 6, 1999, respectively) also contributed to the increase in brokerage and brokerage services revenues for the nine months ended September 30, 1999. Unified
Management Corporation's new Internet brokerage website increased revenues by $21,000 for the nine months ended September 30, 1999 as compared to the corresponding period of 1998 and a shift of retail investor assets in various 12b-1 income producing investments offset the industry-wide competitive pressures produced by internet-trading and deep discount commissions, which continue to adversely effect traditional lines of brokerage business. Administrative and back office support services revenues increased principally due to a growth in the number of mutual fund clients serviced, additional fees associated with assets under service, a growth in assets under service, an increased number of clients whose assets were serviced under trusts and an increase in third party administrative service fee income due to the maturation of a California property program. Finance and banking revenues increased due to an increase in the number of insurance policies financed by Commonwealth Premium Finance Corporation. Trust and retirement services revenues increased due to an increase in retirement plans administrated by First Lexington Trust Company.
Internet technology, marketing and software development revenues increased from $0 in 1998 to $263,000 for the nine months ended
September 30, 1999 principally due to our acquisition of Fully Armed Productions on June 1, 1999. Insurance brokerage revenues decreased due to declines in insurance premiums written during the nine months ended September 30, 1999. Although commercial line insurance premiums were $1.99 million, or 11%, overall insurance related operating revenues remained flat due to personal line sales volume declining $2.91 million, or 33.5%, during the current period. This decline was attributable to a delayed introduction of a new private passenger program and due to our decision to shift distribution channels from traditional agencies to the Internet.

     Gross profit for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 increased
$3,178,000, or 29.1%, from $10,914,000 to $14,092,000.  For such periods, gross profit as a percentage of revenues increased to 72.1% from 66.6%. Investment advisory gross profit increased to $3,581,000 for the nine months ended September 30, 1999 from $2,305,000 for the nine months ended September 30, 1998. Such increase was due to our acquisitions of Unified Investment Advisers and Fiduciary Counsel in 1998, plus an increase in assets under management. Brokerage and brokerage services gross profit increased by $287,000 for the nine months ended September 30, 1999 from $1,797,000 for the prior year nine months. The increased in brokerage and brokerage services gross profit reflects our acquisition of Commonwealth Investment Services in June 1999 and slightly higher commissions on our private placement, partially offset by a decline in margins on security transactions. Administrative and back office support services gross profit increased by $730,000 for the nine months ended September 30, 1999 from $1,861,000 for the nine months ended September 30, 1998, reflecting an increase in assets under service, additional fees for services and a growth in mutual fund and trust clients served. Finance and banking gross profit increased $66,000 to $357,000 for the nine months ended September 30, 1999 due to an increase in the number of insurance policies financed. Trust and retirement services gross profit increased $721,000 to $1,151,000 for the nine months ended September 30, 1999 due to an increase in the number of retirement plans administrated. Internet technology, marketing and software development gross profit increased $263,000 for the nine months ended September 30, 1999 as compared to the corresponding period of 1998 principally due to our acquisition of Fully Armed Productions. Insurance brokerage gross profit of $3,800,000 for the nine months ended September 30, 1999 represented a decline of $218,000 as compared to the nine months ended September 30, 1998. The insurance brokerage gross profit decrease was attributable to a change in the mix of business between commercial and personal lines and our decision to shift distribution channels from traditional agencies to the Internet.

     Income from operations for the nine months ended September 30, 1999 reflected a loss of $396,465, as compared to income from operations of $1,412,133 for the corresponding period of 1998. Total expenses for the nine months ended September 30, 1999 were $14,489,151, or 74.1% of total revenues, as compared to $9,502,188, or 58.0% of total revenues, for the nine months ended September 30, 1998. Fiduciary Counsel and Unified Investment Advisers, each of which we acquired in 1998, and Fully Armed Productions, Commonwealth Investment Services, M. Wilson & Associates and Archer Trading, which companies we acquired in 1999, accounted for $1,916,000 of total expenses for the nine months ended September 30, 1999, without comparable expenses in 1998. Expenses during the nine months ended September 30, 1999 increased significantly due to the following: (i) our merger and acquisition program (represented approximately $350,000 of total expenses for the nine months ended September 30, 1999 as compared to $100,000 for the corresponding period of 1998); (ii) start-up of our Internet online brokerage service, which required additional staff, website development and other website cost (represented $301,000 of total expenses for the nine months ended September 30, 1999 as compared to $30,000 for the corresponding period of 1998); (iii) additional staffing at our administrative and back office services and investment advisory operations, which have experienced significant growth in new clients, assets under service and assets under management, coupled with an increased marketing effort (represented approximately $280,000 of total expenses for the nine months ended September 30, 1999 as compared to $100,000 for the corresponding period of 1998); (iv) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality service (represented $100,000 of total expenses for the nine months ended September 30, 1999 as compared to $30,000 for the corresponding period of 1998); (v) the ability for clients to view their accounts via the Internet and the development of websites for us and our subsidiaries (represented approximated $200,000 of total expenses for the nine months ended September 30, 1999 as compared to $30,000 for the corresponding period of 1998); (vi) our management expansion program which started in late 1998 and has resulted in the hiring of numerous individuals who should contribute significantly to our future results (represented approximately $490,000 of total expenses for the nine months ended September 30, 1999 as compared to $80,000 for the corresponding period of 1998); and (vii) capital expenditures incurred in connection with our organization of Unified Banking Company and other subsidiaries (represented approximately $1,000,000 of total expenditures for the nine months ended September 30, 1999 as compared to $20,000 for the corresponding period of 1998).

     For the nine months ended September 30, 1999, our portion of the benefit from affiliates operations was $0 as compared to a $39,900 loss from affiliates for the nine months ended September 30, 1998. Unrealized loss on securities of approximately $23,500 during the nine months ended September 30, 1999 compared to a $2,500 unrealized loss during the nine months ended September 30, 1998.

     We experienced a net loss of $484,000 for the nine months ended September 30, 1999 compared with net income of $1,501,000 for the nine months ended September 30, 1998. For the nine months ended September
30, 1999, the increase in expenses (52.5% increase in the nine months ended September 30, 1999 as compared to the corresponding period of
1998) offset the increase in revenues (19.3% increase in the nine months ended September 30, 1999 as compared to the corresponding period of
1998). The growth in assets under management and assets under service are the principal reasons for the increased gross revenues. The results for the nine months ended September 30, 1999 reflect revenues and expenses from acquisitions completed after the first quarter of 1998
(Unified Investment Advisers
and Fiduciary Counsel were reported pursuant to the purchase method of accounting and, as a result, are included in our consolidated financial statements from the date of each respective acquisition). The nine months ended September 30, 1999 results also include M. Wilson & Associates, Commonwealth Investment Services, Fully Armed Productions and Archer Trading gross revenues of $667,000 and a loss before income taxes of $212,000 with no revenues included for such companies for the nine months ended September 30, 1998.

     For the nine months ended September 30, 1999 as compared to the corresponding period of 1998, our core revenues (revenues as a result of investment advisory, brokerage and brokerage services, administrative and back office support services, finance and banking and trust and retirement services operations) increased $2,776,000, or 36.6%, from $7,591,000 to $10,367,000 and core earnings increased $199,000, or 12.9%, from $1,547,000 to $1,746,000. Absent approximately $200,000 of expenditures related to the preparation of our core businesses for our Internet distribution strategy in calendar year 2000, core earnings would have increased by approximately 25.8%. Since January 1, 1999, we have incurred expenditures of approximately $1,600,000 to hire management and develop the technology necessary to manage our growth and in anticipation of our shift of the distribution channels for our products and services to the Internet.

     COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
1999 AND 1998. Revenues for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 increased $494,000, or 7.7%, from $6,387,000 to $6,881,000. For such quarter, investment advisory revenues increased $522,000, or 60.2%, brokerage and brokerage services revenues declined $406,000, or 28.0%, administrative and back office support services revenues increased $429,000, or 53.9%, finance and banking revenues increased $25,000, or 24.3%, trust and retirement services revenues increased $319,000, or 161.1%, internet technology, marketing and software development revenues increased $110,000 from no revenue for the quarter ended September 30, 1998, insurance brokerage revenues declined $531,000, or 18.4%, and corporate revenues increased
$26,000 or 28.6%. Investment advisory revenues increased principally due to the growth in assets under management plus increased revenues due to our acquisition of Fiduciary Counsel in August 1998. The decline in brokerage and brokerage services revenues reflects the inclusion of gross revenues of approximately $225,000 for Commonwealth Investment
Services and Archer Trading for the quarter ended September 30, 1999, offset by lower brokerage commission revenues of approximately $600,000. Administrative and back office support services revenues increased principally due to a growth in the number of mutual fund clients serviced. Finance and banking revenues increased due to an increase in the number of insurance policies financed by Commonwealth Premium Finance Corporation.
Trust and retirement services revenues increased due to an increase in retirement plans administrated by First Lexington Trust Company. Internet technology, marketing and software development revenues increased for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 principally due to our acquisition of Fully Armed Productions in June 1999. Insurance brokerage revenues declined due to a decline in policies written during the third quarter of 1999. The decline also was attributable to our decision to shift distribution channels from traditional agencies to the Internet. Corporate revenues increased during the third quarter of 1999 as compared to the third quarter of 1998 due to additional interest income earned on subscription proceeds from our private placement.

     Gross profit for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 increased $1,018,000, or 25.3%, from $4,028,000 to $5,046,000. Investment advisory gross profit increased to $1,327,000 for the quarter ended September 30, 1999 from $858,000 for the quarter ended September 30, 1998, which was due to our acquisition of Fiduciary Counsel in August 1998 plus increased assets under management for all companies. Brokerage and brokerage services gross profit declined $122,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 reflecting the acquisition of Commonwealth Investment Services in

1999 offset by decreased 12b-1 fees. Administrative and back office support services gross profit increased to $1,016,000 for the quarter ended September 30, 1999 from $625,000 for the quarter ended September 30, 1998, reflecting increased assets under service, growth in trust clients served and increased volumes at the insurance administrative operations. Finance and banking gross profit increased to $128,000 for the quarter ended
September 30, 1999 from $103,000 for the quarter ended September 30,
1998 due to an increase in the number of insurance policies financed.
Trust and retirement services gross profit increased to $455,000 for the quarter ended September 30, 1999 due to an increase in the number of retirement plans administrated. Internet technology, marketing and software development gross profit increased principally due to our acquisition of Fully Armed Productions in June 1999. Insurance brokerage gross profit of $1,282,000 declined $325,000 for the quarter ended September 30, 1999 as compared to brokerage gross profit of $1,607,000 for the quarter ended September 30, 1998.

     We incurred a loss from operation of $373,000 for the quarter ended September 30, 1999, as compared to income from operations of $633,000 for the same quarter last year. Total expenses for the quarter ended September 30, 1999 were $5,419,000, or 78.7% of total revenues, as compared to $3,395,000, or 53.2% of total revenues, for the quarter ended September 30, 1998.
Fiduciary Counsel, which we acquired in August 1998, accounted for $550,000 of the expenses for the quarter ended September 30, 1999 when compared to the third quarter 1998 expenses. Our acquisitions during 1999 of M. Wilson & Associates, Commonwealth Investment Services, Fully Armed Productions and
Archer Trading accounted for $312,000 of the additional expenses for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Expenses during the quarter ended September 30, 1999 were up significantly due to the following: (i) our merger and acquisition program (represented approximately $38,000 of total expenses for the quarter ended September 30, 1999 as compared to $18,000 for the quarter ended September 30, 1998); (ii) start-up of our Internet online brokerage service, which required additional staff, website development and other website cost (represented approximately
$207,000 of total expenses for the quarter ended September 30, 1999 as compared to $20,000 for the quarter ended September 30, 1998); (iii) additional staffing at our administrative and back office support services and investment advisory operations, which has experienced significant growth in new clients, assets under service and assets under management, coupled with an increased marketing effort (represented approximately $100,000 of total expenses for the quarter ended September 30, 1999 as compared to $60,000 for the quarter ended September 30, 1998); (iv) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality service (represented approximately $25,000 of total expenses for the quarter ended September 30, 1999 as compared to $20,000 for the quarter ended September 30,
1998); (v) the ability for clients to view their accounts via the Internet and the development of websites for us and our subsidiaries (represented approximately $25,000 of total expenses for the quarter ended September 30, 1999 as compared to $20,000 for the quarter ended September 30, 1998); (vi) our management expansion program which started in late 1998 and has resulted in the hiring of numerous individuals who should contribute significantly to our future results (represented approximately $200,000 of total expenses for the quarter ended September 30, 1999 as compared to $40,000 for the quarter ended September 30, 1998); and (vii) capital expenditures in connection with our organization of Unified Banking Company and other subsidiaries (represented approximately $150,000 of total expenditures for the quarter ended September 30, 1999 as compared to $20,000 for the quarter ended September 30, 1998).

     Our net loss for the quarter ended September 30, 1999 was $483,000 compared with net income of $723,000 for the quarter ended September 30, 1998. For the quarter ended September 30, 1999, the increase in expenses (59.6% increase for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998) offset the increase in revenues (7.8% increase for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998). The increase in administrative and back office support services fees, the growth in assets under management and assets under service and our acquisitions of Fully Armed Productions and Commonwealth Investment Services resulted in the increased gross revenues. The results for the three months ended September 30, 1999 reflect revenues and expenses from our acquisition of Fiduciary Counsel in the third quarter of 1998 (Fiduciary Counsel was reported pursuant to the purchase method of accounting and, as a result, are included in our consolidated financial statements from the date of the acquisition) and our 1999 acquisitions of Archer Trading in May
1999 and Fully Armed Productions and Commonwealth Investment Service in June 1999. Our management expansion program to hire additional personnel to support our growth, coupled with increased costs related to additional asset volume and additional staffing for new businesses acquired or started during 1999, resulted in the decline in net income when comparing the third quarter of 1999 to the third quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net increase in cash and cash equivalents at September 30, 1999 from December 31, 1998 was $2,319,956. The net increase reflects the repayment of borrowings, the purchase of fixed assets and an increase in receivables which was more than offset by proceeds from our private placement. We received $8,542,000 from the issuance of 213,550 shares of common stock in our private placement during the nine months ended September 30, 1999.

     In connection with the organization of Unified Banking Company, we contributed $7.3 million as capital to Unified Banking Company on October 20, 1999. The source of funds for the capital contribution to Unified Banking Company was funds received by us in our private placement.

     Subject to the receipt of the required regulatory approvals, management anticipates that Phase I of the VSX.com business model will be completed by the end of the second quarter of 2000. We will begin taking the necessary actions to complete Phase II and Phase III of the business model upon completion of Phase I. We currently estimate that we will incur approximately $3.0-$5.0 million of costs (expenses and capital expenditures) in connection with Phase I of the project. Management estimates that an additional $5.0-$10.0 million of costs will be incurred with Phase II and Phase III of the project. The anticipated costs to build the VSX.com "brand" are not part of the estimated expenditures of Phases I, II and III. Management believes that funds raised in connection with our private placement will be sufficient to fund Phase I of the VSX.com project. Management also believes that Phase II and Phase III will be funded from revenues generated by VSX.com upon completion of Phase I. There can be no assurance that we will be successful in launching any phase of the VSX.com project or that the project will be a commercial success.

     We believe that anticipated revenues from operations should be adequate for the working capital requirements of our existing core businesses over the next twelve months. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time.

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

     Our Year 2000 compliance efforts are directed towards defined categories of actions, which include awareness, inventory, assessment, remediation, testing, installation, contingency planning and vendor management. With respect to particular business units, the work associated with those categories may be performed in phases or simultaneously with other categories of Year 2000 tasks, depending on the nature of the work to be performed and the technology and business requirements of the specific business unit. For instance, our contingency planning efforts continue simultaneously with testing efforts. Attempting to assure that our mission critical systems achieve Year 2000 compliance, that is, that they will operate without material errors or interruptions when processing data and transactions incorporating year 2000 dates, has received the highest priority in our Year 2000 compliance efforts. "Mission critical" systems mean systems critical to our ongoing operations.

     CONTINGENCY PLANNING AND RISKS. We commenced our contingency planning efforts in 1999. The contingency planning process is intended to create, update and implement, as necessary, plans in the event of Year 2000 errors or failures.

     In management's opinion, currently there is not sufficient reliable information available to enable us to determine whether any specific Year 2000 failures are reasonably likely to occur. We continue to take steps to reduce this uncertainty through our testing strategy and by participating in industry conferences, communicating with business alliance partners, monitoring the progress of critical vendors and monitoring national governmental and industry initiatives. Given the uncertainty of predicting at this point which, if any, Year 2000 errors or failures are reasonably likely to occur, our contingency planning process targets systems, transactions, processes and third parties that are deemed to be critical to our business, results of operations or financial condition.

     Currently, the focus of our efforts is contingency planning, vendor management and establishing year 2000 control policies. We anticipate that work on the contingency planning and vendor management phases of the project will continue through the century change. Contingency plans are being audited by the Year 2000 project team to verify plan integrity and thoroughness. Compliant computer systems installation, remediation and associated required testing was completed in the third quarter of 1999. Contingency planning efforts by third parties whose actions are beyond our control are being monitor.

     As part of our ongoing commitment to our Millennium Program, a "change freeze" was implemented. This will introduce rigorous control over the deployment of changes to our systems and technical environment. The main purpose of this freeze is to provide operational stability in the run-up to the millennium transition period. We realize there may be some exceptions to the policy and will review them on a case-by-case basis. The change freeze went into effect on October 8, 1999, and will not be completely relaxed until after February 29, 2000. A Millennium Change Freeze committee has been formed, and will be responsible for controlling and endorsing any vital changes during the freeze period.

     Our subsidiaries are participating in industry-wide testing with the National Securities Clearing Corporation, Securities Industry Automation Corporation, Pershing, our clearing broker, custodian banks and price quotation service bureaus which began in May 1999 and extended into the third quarter of 1999. As of September 30, 1999, no material exceptions had been encountered in the course of such tests.

     Our vendor management initiatives include creating inventories of vendors, analyzing the results of the inventories to assess the criticality of specific vendor relationships in order to formulate plans for dealing with possible Year 2000 issues, inquiring directly as to the status of vendors' Year 2000 compliance efforts, and continuing contacts with vendors to monitor the progress of vendors who may not yet have achieved Year 2000 compliance. The vendor management initiatives include computer system vendors as well as vendors of goods and services that comprise or rely upon date-dependent technology, such as embedded technology. As of September 30, 1999, we had contacted all significant vendors to ascertain the Year 2000 compliance status of such vendors' products and services. As of such date, one hundred percent (100%) of all testable mission critical third-party products and services that vendors have represented to be Year 2000 compliant have been tested by us or vendors to confirm such compliance. Additional surplus of statement paper, checks and other office supplies are being ordered for delivery by year-end anticipating a shortage of vendor supplies to mission critical operations in accordance with the contingency plans.

     The progress of our Year 2000 compliance efforts is managed and reviewed by senior management. The project manager is responsible for maintaining awareness of Year 2000 issues throughout our entire company, monitoring overall progress of the project, resolving issues and providing strategic direction. The board of directors receives regular status reports on the project.

     COMPLIANCE COST ESTIMATES. We currently estimate that the cost of completing our Year 2000 project, including mission critical and other core computer systems, distributed applications, facilities and systems in subsidiaries, but excluding potential costs related to the implementation of contingency plans that address possible Year 2000 failures of third-party systems or our systems, is approximately $150,000. Our cost estimate excludes the time that may be spent by staff not specifically dedicated to the Year 2000 project. As of September 30, 1999, we had incurred approximately $121,000 of the estimated cost of the entire project.

     The estimated cost and timing of the project are based on our estimates, which make numerous assumptions about future events. However, there can be no assurance that these estimates will be correct and actual costs and timing could differ materially from these estimates.

RISK FACTORS

     You should carefully consider the risks described below before making a decision to invest in Unified Financial Services. The risks and uncertainties described below are not the only risks that we face.

     If any of the following risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

     NEED FOR ADDITIONAL CAPITAL; RISK RELATING TO ACQUISITIONS. Our pending and proposed projects have required and will continue to require substantial capital for investments in and development of such projects. There can be no assurance that we will be able to raise the capital necessary to fund our projects. The failure to raise or generate such funds may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth.

     To expand our markets and take advantage of the consolidation trend in the financial services industry, our business strategy includes growth through acquisitions. Although we believe that the operations of the companies we have acquired since June 1, 1997 are being successfully integrated with our operations, there can be no assurance that such integration will continue to be successful, that future acquisitions can be consummated on acceptable terms or that any acquired companies can be successfully integrated into our operations. We also are continually investigating opportunities for acquisitions. In connection with future acquisitions, we may incur additional indebtedness or may issue additional equity. Our ability to make future acquisitions may be constrained by our ability to obtain such additional financing. To the extent we use equity to finance future acquisitions, there is a risk of dilution to holders of our common stock.

     In addition, acquisitions may involve a number of special risks, including: initial reductions in our reported operating results; diversion of management's attention; unanticipated problems or legal liabilities; and a possible reduction in reported earnings due to amortization of acquired intangible assets in the event that such acquisitions are made at levels that exceed the fair market value of net tangible assets. Some or all of these items could have a material adverse effect on us. There can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. In addition, to the extent that consolidation becomes more prevalent in the industry, the prices for attractive acquisition candidates may increase to unacceptable levels.

     ANTICIPATE TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.
In connection with our shift from traditional distribution channels to an Internet distribution strategy and the development of new distribution channels, we anticipate that we will incur operating losses for the foreseeable future. We believe that our revenues will continue to increase but that operating expenses will increase significantly due to the costs associated with the implementation of our business plan.
In addition, we will incur non-recurring costs in connection with exiting certain businesses that are not now part of our business strategy.

     REVENUE GROWTH FROM ELECTRONIC COMMERCE MAY NOT DEVELOP. Our growth strategy is based upon a shift from traditional distribution channels to distribution via the Internet. If we do not generate increased revenues from electronic commerce, our business, financial condition and operating results could be materially adversely affected. To generate significant electronic revenues, we will have to successfully implement our business plan.

     DEVELOPMENT OF THE ELECTRONIC COMMERCE MARKET IS UNCERTAIN. If electronic commerce does not grow or grows slower than expected, our business may suffer. Our Internet distribution strategy depends upon widespread market acceptance of electronic commerce. A number of factors could prevent such acceptance, including the following:

     * electronic commerce is at an early stage and buyers may be unwilling to shift their purchasing from traditional vendors to online vendors;
     * the necessary network infrastructure for substantial growth in usage of the Internet may not be adequately developed;

     * increased government regulation or taxation may adversely affect the viability of electronic commerce;
     * insufficient availability of telecommunication services or changes in telecommunication services could result in slower response times; and
     * adverse publicity and consumer concern about the security of electronic commerce transactions could discourage its acceptance and growth.

     THERE IS INTENSE COMPETITION FOR INTERNET PRODUCTS AND SERVICES, ADVERTISING AND SALES OF GOODS AND SERVICES. Competition for Internet products and services, advertising and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. Our competitors may develop Internet products and services that are superior to, or have greater market acceptance than, our solutions. If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be adversely affected. Many of our competitors have greater brand recognition and greater financial, marketing and other resources than us. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

     RISKS ASSOCIATED WITH RAPID GROWTH. We have experienced rapid growth in net revenues and expansion of our operations and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. Such growth has placed, and, if sustained, will continue to place, strain on our management, information systems, operation and resources. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, customer support, administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls.
Continued growth also will require us to hire more personnel, and expand management information systems. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to support satisfactorily our clients and operations. There can be no assurance that we will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

     DEPENDENCE UPON TECHNOLOGY; PROPRIETARY RIGHTS. Our success and ability to compete is dependent in part upon our technology, although we believe that our success is more dependent upon our technical expertise than our proprietary rights. We principally rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures have been, or will be, adequate to protect our proprietary technology or that our competitors will not independently develop technologies that are substantially equivalent or superior our technology. We propose to operate a substantial portion of our business over the Internet, which is subject to a variety of risks. Such risks include, but are not limited to, the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that we will continue to be able to employ our current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on our business and results of operations.

     Although we do not believe that we infringe the proprietary rights of any third parties, there can be no assurance that third parties will not assert such claims against us in the future or that such claims will not be successful. We could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we may become obligated under certain agreements to indemnify another party in connection with infringement by us of the proprietary rights of third parties. In the event we are required to indemnify parties under these agreements, it could have a material adverse effect on our business, financial condition and results of operations. In the event a claim relating to proprietary technology or information is asserted against us, we may seek licenses to such intellectual property. There can be no assurance, however, that licenses could be obtained on commercially reasonable terms, if at all, or that the terms of any offered licenses would be acceptable to us. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

     RISKS TO PHYSICAL NETWORK; RISKS TO INTEGRITY OF DATA ON NETWORK.
Our operations are partially dependent upon our ability to protect our network infrastructure against damage from fire, earthquakes, severe flooding, mudslides, power loss, telecommunications failures and similar events or to construct networks that are not vulnerable to the effects of these events. The occurrence of a natural disaster or other unanticipated problems at our network in the future could cause additional major interruptions in the services provided by us.

     In addition, some networks may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unauthorized use of our network could jeopardize the security of confidential information stored in our computer systems, which may result in liability to our customers or deter potential customers.

     Our failure to adequately manage service disruptions resulting from physical damage to our network or breaches of the network's integrity, could have a material adverse effect on our business, financial condition and results of operations.

     SECURITY RISKS. Despite the implementation of network security measures by us, such as limiting physical and network access to our routers, our Internet access systems and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to our customers. Furthermore, such inappropriate use of the Internet by third parties also could potentially jeopardize the security of confidential information stored in the computer systems of our customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involved the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by us, which could have a material adverse effect on us. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular. Moreover, if we experience a breach of network security or privacy, there can be no assurance that our customers will not assert or threaten claims against us based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on our business, financial condition and results of operation.

     NO ASSURANCE OF FUTURE GROWTH. There can be no assurance that we will continue to achieve growth in assets and earnings. Our ability to achieve such growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel, our ability to promptly and successfully integrate acquired businesses with our existing operations and our ability to execute our business plan.

     COMPETITION. We encounter substantial competition in the businesses in which we compete. Our principal competitors include mutual funds, investment advisers, investment counsel firms and financial institutions such as banks, savings and loan institutions and credit unions. Many of the institutions with which we compete are larger and have substantially greater financial resources than us.

PART II. OTHER INFORMATION

ITEM 3. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended September 30, 1999, the only sales of our securities were: (i) 52,470 shares of our common stock issued by us to investors in connection with our private placement, at a price of $40.00 per share; and (ii) 79 shares of Series C 6.75% Convertible Preferred Stock, $0.01 par value, issued in July 1999 to one of our directors, at a price of $100.00 per share. All shares of stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

     On September 2, 1999, each of Harry W. Rhulen and John S. Penn were elected as directors of Unified Financial Services to serve until our 2000 annual meeting of stockholders. Mr. Rhulen also was appointed as a member of the Audit, Nominating and Compensation Committee of the board of directors. Mr. Penn has served as a member of our executive committee, an executive vice president and the chief operating officer of Unified Financial Services since July 1999.

     Since February 1998, Mr. Rhulen has served as the chairman, president and chief executive officer of Frontier Insurance Group, Inc., a New York Stock Exchange listed insurance holding company that, through its subsidiaries, conducts business as a specialty insurer underwriting various specialty property/casualty coverages. Mr. Rhulen joined Frontier Insurance Group in 1990 and has been a member of its board of directors since 1997.

     Mr. Penn served as a director and executive vice president of Area Bancshares Corporation, a bank holding company located in Owensboro, Kentucky from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index on page 38 hereof.
     --------

(b)  Reports on Form 8-K:  We did not file any Current Reports on Form 8-K
     -------------------
     during the quarter ended September 30, 1999.

                         SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               UNIFIED FINANCIAL SERVICES, INC.
                                  (Registrant)



Dated: November 13, 1999       By:  /s/ Timothy L. Ashburn
                                   ------------------------------------------
                                    Timothy L. Ashburn
                                    Chairman, President and Chief Executive
                                    Officer

                             EXHIBIT INDEX
                             -------------


Exhibit No.       Description
-----------       -----------

11.1              Computations of Earnings Per Share.

27.1              Financial Data Schedule (September 30, 1999).

27.2              Restated Financial Data Schedule (September 30, 1998).