Form 10KSB
period 1999-12-31
UNIFIED FINANCIAL SERVICES INC
filed 2000-04-14
CIK 1033926

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

               Annual Report Pursuant to Section 13 or 15(d)
                of the Securities and Exchange Act of 1934

For the fiscal year ended December 31, 1999  Commission file number 0-22629

                      UNIFIED FINANCIAL SERVICES, INC.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
             Delaware                                35-1797759
---------------------------------        ----------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)

431 North Pennsylvania Street, Indianapolis, Indiana            46204-1873
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

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             For the fiscal year ended December 31, 1999, revenues totaled: $25,617,592.

             As of March 30, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58,402,160.

             As of March 30, 2000, there were 2,878,462 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

             The following document is incorporated by reference into the indicated Part of this Report:

            Document                        Part of Form 10-KSB
            --------                        -------------------

  Proxy Statement for the 2000
 Annual Meeting of Stockholders                     III

Transitional Small Business Disclosure Format: Yes    ; No  X
                                                   ---     ---

                        UNIFIED FINANCIAL SERVICES, INC.

                                  FORM 10-KSB

                              TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----

PART I
      Item 1.     Description of Business                                 1
      Item 2.     Description of Property                                11
      Item 3.     Legal Proceedings                                      11
      Item 4.     Submission of Matters to a Vote of Security Holders    12
      Item 4A.    Executive Officers of the Registrant                   12

PART II
      Item 5.     Market for Registrant's Common Equity and Related
                  Stockholder Matters                                    13
      Item 6.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    13
      Item 7.     Financial Statements                                   20
      Item 8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                    45

PART III
      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
                  Exchange Act                                           45
      Item 10.    Executive Compensation                                 45
      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management                                             45
      Item 12.    Certain Relationships and Related Transactions         45
      Item 13.    Exhibits and Reports on Form 8-K                       46

SIGNATURES                                                               47

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

GENERAL

     Unified Financial Services, Inc., a Delaware holding company for various financial services companies that also does business as Unified.com, was organized on December 7, 1989. We distribute a vertically integrated financial services platform via the Internet and via the traditional industry channels of our subsidiaries. As of December 31, 1999, we maintained in excess of $1.5 billion of assets under management and $5.0 billion of assets under service.

     Our principal business is: (1) to provide and maintain vertical integration in the financial services industry for our subsidiaries, a platform that creates synergy and revenues among our subsidiaries from the fees associated with gathering, managing, maintaining and servicing assets under management;
(2) to distribute our products and services platform via the Internet through a "plug in" marketing and distribution strategy to a number of compatible Internet channels via Unified.com; and (3) to distribute our platform through the traditional industry outlets of our subsidiaries' retail and institutional customers. Our subsidiaries concentrate their services over the following six business lines: investment advisory, trust and retirement services; administrative and back office support services; brokerage and brokerage services; finance; insurance brokerage; and corporate and start-up. We provide management services, working capital, systems support and development and equipment for our subsidiaries.

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

     Our principal executive offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana 46204, and our telephone number is (317) 917-7001. We also maintain administrative offices at 2353 Alexandria Drive, Suite 100, Lexington, Kentucky 40504, telephone number (606) 296-4407; 220 Lexington Green Circle, Suite 600, Lexington, Kentucky 40512, telephone number (606) 245-2500; 1793 Kingswood Drive, Southlake, Texas 76092, telephone number (817) 431-2197; and at 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number (212) 852-8852; 36 East Fourth Street, Cincinnati, Ohio 45202, telephone number
(513) 345-6800; and One Firstar Plaza, Suite 2605, St. Louis, Missouri 63101, telephone number (314) 552-6440.

ACQUISITIONS AND ASSET PURCHASES

     The following table lists the acquisitions and asset purchases completed by us during the years ended December 31, 1999, 1998 and 1997. No acquisitions or asset purchases were completed in 1996.

---------------------------------------------------------------------------------------------------------------------
                                                                                  CONSIDERATION
---------------------------------------------------------------------------------------------------------------------
                                                                                           SHARES OF       ACCOUNTING
ACQUISITIONS AND ASSET PURCHASES COMPLETED                     DATE          CASH         COMMON STOCK       METHOD
---------------------------------------------------------------------------------------------------------------------
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
EMCO Estate Management Company, Inc.<F2>                     08/21/98                        11,000         Pooling
Equity Underwriting Group, Inc.<F3>                          12/17/98                       241,745         Pooling
Commonwealth Premium Finance Corporation                     12/17/98                        12,800         Pooling
Strategic Fund Services, Inc.                                12/22/98                         7,500         Pooling
AmeriPrime Financial Services, Inc.<F4>                      12/31/98                       410,000         Pooling
M. Wilson & Associates, Inc.                                 01/01/99                         3,636         Pooling
First Insight Securities, Ltd.<F5>                           05/06/99      $ 51,700                         Purchase
Commonwealth Investment Services, Inc.                       06/01/99                        27,500         Pooling
Fully Armed Productions, Inc.                                06/01/99                        18,182         Pooling


<F1>    Unified Investment Advisers became our wholly owned subsidiary upon the surrender to Unified Investment Advisers by all of its stockholders (other than us) of their capital stock.
<F2>    We purchased certain of the assets and business and assumed certain of the obligations of The Patty Corporation (f/k/a
        EMCO Estate Management Company, Inc.). The acquisition company used by us to acquire such assets and obligations changed its name after the acquisition to EMCO Estate Management Company, Inc.
<F3>    Equity Underwriting Group, Inc. is a 100% shareholder of Equity
        Insurance Managers, Inc., 21st Century Claims Service, Inc. and Equity Insurance Administrators, Inc. Equity Insurance Managers is the sole member of Equity Insurance Managers of Illinois, L.L.C. (d/b/a/ Irland & Rogers).
<F4>    AmeriPrime Financial Services, Inc. is a 100% shareholder of
        AmeriPrime Financial Securities, Inc.
<F5>    We, through our wholly owned subsidiary, Archer Trading, Inc., purchased certain of the assets and assumed certain of the liabilities of First Insight Securities, Ltd. In connection with such acquisition we assumed liabilities of approximately $22,000 and paid an additional $51,700 in cash.

RECENT DEVELOPMENTS AND PENDING TRANSACTIONS

     On November 1, 1999, we received a charter from the Office of Thrift Supervision to operate Unified Banking Company, a Federal savings bank. Unified Banking Company is located at 2353 Alexandria Drive, Lexington, Kentucky and its accounts are insured by the Federal Deposit Insurance Corporation to the maximum limit permitted under Federal law. In connection with the organization of Unified Banking Company we contributed $7.3 million to Unified Banking Company as capital in exchange for all of the capital stock of Unified Banking Company. Unified Banking Company offers various bank products and services (including, but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to its banking customer base and to our subsidiaries' customer bases, including investors in the mutual funds managed, advised or administered by our subsidiaries.

     On February 10, 2000, First Lexington Trust Company, a subsidiary of our company, filed applications with the Office of the Comptroller of the Currency to convert to a limited purpose national banking association. Upon consummation of the proposed conversion, First Lexington Trust Company would be renamed "Unified Trust Company, National Association." We believe that a national charter will more easily allow First Lexington Trust Company to pursue its business strategy of expanding its business outside of the Commonwealth of Kentucky. Subject to our receipt of the required regulatory approvals, we anticipate consummating the conversion during the second quarter of 2000.

OUR AFFILIATED MUTUAL FUNDS

     As of December 31, 1999, the Unified Funds maintained approximately $54.3 million in total net assets, predominantly in its money market portfolio. The AmeriPrime Advisers Trust maintained approximately $167.8 in total net assets, and the AmeriPrime Funds maintained approximately $148.9 million in total net assets.

     The Unified Funds features its proprietary property, V.O.I.C.E. (Vision for Ongoing Investment in Charity and Education).(SM)
 -          -       -             -           -
The Unified Funds' mission, largely due to its relationship with Unified Investment Advisers, is to capture existing small fund assets via: tax-free reorganizations; acquisitions;
asset mergers; construction of portfolios for certain registered investment advisers; and the marketing of its V.O.I.C.E.(SM) concept. One of the three Unified Fund's equity portfolios is a fund-of-funds.

     Each of the AmeriPrime Funds and AmeriPrime Advisers
Trust are administered by AmeriPrime Financial Services and distributed by AmeriPrime Financial Securities.

     The board of trustees of the Unified Funds consists of five disinterested trustees and one interested trustee, Timothy
L. Ashburn, our chairman, president and chief executive officer. The board of trustees of each of the AmeriPrime Funds and AmeriPrime Advisers Trust consists of two disinterested trustees and one interested trustee, Kenneth D. Trumpfheller, a director and the president and secretary of AmeriPrime Financial Services and AmeriPrime Financial Securities.

REGULATION OF OUR SECURITIES, PREMIUM FINANCE AND INSURANCE
BROKERAGE BUSINESSES

     Under the Investment Company Act of 1940, as amended, the advisory, subadvisory shareholder servicing and distribution agreements between our subsidiaries and various mutual funds are subject to annual review by each fund's board of directors and the agreements must be approved annually to remain in effect. There are no assurances that the funds' boards of directors will renew each agreement with these funds. The non-renewal of those agreements by a fund's board of directors could have a material adverse effect on our business. We have no reason to believe that such approvals will not be granted and that the various mutual fund agreements will not be renewed.

     The securities industry, including broker-dealer, investment advisory and transfer agency firms in the United States, are subject to extensive regulation under Federal and state laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. The regulations to which broker-dealers are subjected cover all aspects of the securities business, including sales methods, trade practices, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional state and Federal legislation, changes in rules promulgated by the Securities and Exchange Commission and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the methods of operation and profitability of money managers, broker-dealers and transfer agents. Subject to certain preemptive Federal law, investment-related firms also are subject to regulation and licensing by state securities commissions in the states in which they transact business. The Securities and Exchange Commission, state securities administrators and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of an investment adviser or broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers, investment advisers and transfer agents is the protection of customers and the securities markets rather than protection of creditors and shareholders of such firms. We also are subject to extensive regulation as to our duties, affiliations, conduct and limitations on fees.

     The insurance industry is highly regulated by state law. Our subsidiary, Commonwealth Premium Finance Corporation, must be licensed as a premium finance company in the states of Kentucky, Tennessee, Illinois and Ohio. Although Commonwealth Premium Finance Corporation, also conducts business in the states of West Virginia and Indiana, such states presently do not require premium finance licensure. Applicable regulations in all states in which Commonwealth Premium Finance Corporation conducts business require the approval of service charges, forms and applications used by Commonwealth Premium Finance Corporation in its business and also require compliance with certain recordkeeping and record inspection requirements.

     Our other insurance-related subsidiaries also are subject to state regulation. 21st Century Claims Service must be licensed as a claims adjusting company in all states in which it conducts business or, in the alternative, must employ licensed claims adjusters. Equity Insurance Managers, Inc. must be licensed as a managing general agent or broker in most states in which it conducts business and, in some instances, must employ licensed agents. Most insurance programs written by such companies are subject to some degree of regulation by state insurance departments. Violations of state regulations may subject these companies to civil and criminal penalties, including fines.

DEPOSITORY INSTITUTION REGULATION

     GENERAL. Unified Banking Company is a Federally chartered savings institution, a member of the Federal Home Loan Bank of Cincinnati and its deposits are insured by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. As a Federal savings institution, Unified Banking Company is subject to regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation and to Office of Thrift Supervision regulations governing such matters as capital standards, mergers, establishment of branch offices and activities and general investment authority. The Office of Thrift Supervision periodically will examine Unified Banking Company for compliance with various regulatory requirements and for safe and sound operations. The Federal Deposit Insurance Corporation also has the authority to conduct special examinations of Unified Banking Company because its deposits are insured by the Savings Association Insurance Fund. Unified Banking Company must file reports with the Office of Thrift Supervision describing its activities and financial condition and must obtain the approval of the Office of Thrift Supervision prior to entering into certain transactions.

     REGULATORY CAPITAL REQUIREMENTS. Under the Office of Thrift Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% or 3.0% (if the institution is rated composite 1 CAMELS under the Office of Thrift Supervision's examination rating system) of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the Office of Thrift Supervision's examination rating system). As of December 31, 1999, Unified Banking Company had a total risk-based capital ratio of 128.32%, a ratio of Tier 1 capital to risk-weighted assets of 127.73% and a ratio of Tier 1 capital to adjusted total assets of 49.26%.

     QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender (QTL) test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution;
(ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956, as amended, and other statutes applicable to bank holding companies. To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under Office of Thrift Supervision regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. At December 31, 1999, the percentage of Unified Banking Company's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify Unified Banking Company under the QTL test.

     PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the Federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. The Federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets),Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. The Office of Thrift Supervision may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the Office of Thrift Supervision determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of December 31, 1999, Unified Banking Company was classified as "well-capitalized" under these prompt corrective action regulations.

     TRANSACTIONS WITH RELATED PARTIES. Generally, transactions between a savings bank or its subsidiaries and its affiliates must be on terms as favorable to the bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the bank's capital. Affiliates of Unified Banking Company include Unified Financial Services and each of our other subsidiaries. Unified Banking Company's authority to extend credit to executive officers, trustees and 10% stockholders, as well as entities under such persons control, currently are governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Board of Governors of the Federal Reserve System. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans Unified Banking Company may make to such persons based, in part, on the bank's capital position, and require certain approval procedures to be followed.

     RECENTLY ENACTED LEGISLATIVE AND REGULATORY CHANGES. On November 12, 1999, President Clinton signed legislation that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley Financial Services Modernization Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The Gramm-Leach-Bliley Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like Unified Financial Services, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies. We are unable to predict the impact of the Gramm-Leach-Bliley Act on our operations at this time. Although the Gramm-Leach-Bliley Act reduces the range of companies with which we may affiliate, it may facilitate affiliations with companies in the financial services industry.

INDUSTRY REGULATIONS

     Our broker-dealer subsidiaries, Unified Management Corporation, Unified Investment Advisers, Inc. and AmeriPrime Financial Securities, Inc., are National Association of Securities Dealers members. The National Association of Securities Dealers is a self-regulatory organization that has prescribed rules with respect to maximum commissions, charges and fees related to sales of shares in any open-end investment company registered under the Investment Company Act.

     Each of Unified Investment Advisers, Health Financial and Fiduciary Counsel is an investment adviser registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940, as amended. Unified Investment Advisers serves as the adviser to the Unified Funds. Under the Investment Advisers Act, it is unlawful for any investment adviser to: (1) employ any device, scheme or artifice to defraud any client or prospective client; (2) engage in any transaction, practice or course of business that operates as a fraud or deceit upon any client or prospective client; or
(3) engage in any act, practice or course of business that is fraudulent, deceptive or manipulative.

     We pursue a strategy of acquiring investment advisers to mutual funds. Once an investment adviser is acquired, its advisory agreement is assigned to us and automatically terminates under the Investment Company Act. Unified Investment Advisers' assumption of an advisory agreement must be approved by a majority of the fund's board of directors and a majority of its outstanding voting securities. An investment adviser purchased by us may not benefit from the sale of its advisory business to Unified Investment Adviser which results in the assignment of an advisory contract with a mutual fund unless, for a period of three years after the sale, at least 75% of the board of directors of the fund are not interested persons of the new adviser or the predecessor adviser, and no unfair burden is imposed on the fund as a result of the sale. This 75% requirement is stricter than the general requirement that only two-thirds of mutual fund's board of directors must be "disinterested" under the Investment Company Act. The effect of such transfer results in the assignment of the old investment advisory agreement, which requires the new agreement to be approved by the boards of trustees and the acquired fund's shareholders. There can be no assurances that a fund's board or its shareholders will approve an advisory agreement with Unified Investment Advisers after Unified Investment Advisers has acquired the former adviser to the fund. In addition, Unified Investment Advisers may be required to assume an advisory contract previously entered into under disadvantageous terms in order to convince the fund's board or its shareholders to approve Unified Investment Advisers' assumption of the agreement.

     Mutual fund directors and investment advisers to mutual funds are deemed to be "fiduciaries" of the fund. The Securities and Exchange Commission is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by any officers, directors, investment advisers and principal underwriters of a fund. Shareholders or the Securities and Exchange Commission also may bring an action against the officers, directors, investment adviser or principal underwriters for breach of fiduciary duty in establishing the compensation paid to the investment adviser or underwriter. An investment adviser or underwriter to a fund, its principals and its employees, also may be subject to proceedings initiated by the Securities and Exchange Commission to impose remedial sanctions for violation of any provision of the Federal securities laws and the regulations adopted thereunder, and the Securities and Exchange Commission may preclude a firm that has been sanctioned from continuing to act in such capacity. Investment companies such as the Unified Funds, the AmeriPrime Funds and AmeriPrime Insurance Trust are subject to substantive regulation under the Investment Company Act. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at the next-determined net asset value plus any sales load. A fund's management agreement initially must be approved by the fund's board of directors and a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. A fund's management agreement must automatically terminate in the event of assignment and typically is subject to termination upon 60-days' notice by the board or by a vote of the majority of the outstanding voting shares. The underwriting or distribution agreement also must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate are prohibited.

REGULATORY PENALTIES FOR FAILURE TO MAINTAIN MINIMUM NET
CAPITAL REQUIREMENTS

     The Securities Exchange Act imposes minimum net capital requirements for broker-dealer firms. A decrease below the minimum level of net capital required to be maintained by Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities under the Securities Exchange Act could force Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities to suspend activities pending recovery of net capital. Factors that may affect Unified Management Corporation's, Unified Investment Services' and AmeriPrime Financial Securities' net capital include the general investment climate as well as our ability to obtain any assets necessary to contribute equity capital to Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities. Information regarding regulatory minimum net capital is set forth in Note 11 of our consolidated financial statements included in this Annual Report on Form 10-KSB.

RISKS OF BUSINESS

     Our investment advisory, banking, transfer agent, shareholder servicing and broker-dealer businesses are subject to various risks and contingencies, many of which are beyond our ability to control. These risks include: economic conditions generally and, in particular, those affecting the bond and securities markets; fluctuations in interest rates; discretionary income available for investment; customer inability to meet payment or delivery commitments; customer fraud; and employee fraud, misconduct and error.

COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR
NONCOMPLIANCE

     Various aspects of our business are subject to Federal and state regulation as well as to oversight by self-regulatory organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser, transfer agent, premium finance and managing general agent licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by us or any of our employees to comply with such regulations or with any of the laws, rules or regulations of Federal, state or industry authorities (principally the National Association of Securities Dealers, Securities and Exchange Commission, Kentucky Department of Financial Institutions, Office of Thrift Supervision and state insurance departments) could result in censure, imposition of fines or other sanctions, including revocation of our right to do business or in suspension or expulsion from the National Association of Securities Dealers. Any of the foregoing could have a material adverse effect upon us. Such National Association of Securities Dealers, Securities and Exchange Commission and Office of Thrift Supervision regulations are designed primarily for the protection of the investing customers of securities firms and financial institutions and not our stockholders. Finally, there is no assurance that we, along with other fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect our business.

COMPETITION

     Since inception, we have encountered substantial competition in the businesses in which we compete. Our principal competitors include mutual finds, investment advisers, investment counsel firms and financial institutions such as banks, savings and loan institutions and credit unions. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of our business are competitive. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with us and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. Our affiliated mutual funds are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the Unified Funds, the AmeriPrime Funds or AmeriPrime Insurance Trust. Competition for assets under management is intense from both national and regional based firms. Access to local investment and the population of the region by modern communication systems is so efficient that our geographical position cannot be deemed an advantage. Our investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than us. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with us is a frequent occurrence. We directly compete with as many as several hundred firms that are of similar or larger size. Our ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of our investment management subsidiaries to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with the Unified Funds, the AmeriPrime Funds and AmeriPrime Insurance Trust. Many of our competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of the Unified Funds, the AmeriPrime Funds and AmeriPrime Insurance Trust to attract new assets. We expect that there will be increasing pressures among mutual fund sponsors to obtain and hold market share. Although we may expand the financial services we provide to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

     Recent regulatory actions, which reduced certain restrictions on bank affiliates engaging in securities activities, increased competition from commercial banks and their affiliates for securities brokerage services. In addition, legislative proposals, calling for further reductions on restrictions for brokerage service, may lead to increased competition from commercial banks and their affiliates.

DEPENDENCE ON KEY CLIENTS

     As of December 31, 1999, we provided mutual fund services, transfer agency, fund accounting, administration and distribution services to 25 mutual fund families consisting of 136 portfolios. Four of those portfolios, the Unified Funds, originally were organized and are sponsored by Unified Investment Advisers. The Unified Funds and those of the remaining parties, have entered into contracts with us that typically expire within one to three years. No assurance can be given that any of these third party funds will remain our clients upon expiration or termination of the various administration and distribution agreements. The loss by us of such mutual fund clients could have a material adverse effect on us.

     Additionally, Unified Management Corporation has entered into clearing agreements with its introduced broker-dealer clients that represent a substantial portion of the assets in the Unified Funds through the use of the Unified Taxable Money Market Funds as their brokerage sweep facility. The introduced broker-dealer relationships also represent a significant portion of Unified Management Corporation's revenues from trading commissions. The loss of clearing clients could have a material adverse effect on the Unified Funds and us.

     Unified Investment Advisers receives management fees from the Unified Funds. As the Unified Funds' manager and adviser, Unified Investment Advisers, and, therefore, Unified, are economically dependent on the Unified Funds for a portion of their revenue.

     Contracts for portfolio management performed by Unified Investment Advisers in the case of the Unified Funds are awarded annually by review and approval of the independent Boards of Trustee of the various Unified Funds. The boards of trustee consist of six trustees, five of whom are independent, and Timothy L. Ashburn who is affiliated with us. These Boards also are responsible for awarding our subsidiaries the various service agreements for the Unified Funds.

DEPENDENCE ON KEY PERSONNEL

          We are dependent in a large part on Timothy L. Ashburn, our president, chief executive officer and chairman, as well as a group of senior management personnel. The loss or unavailability of any of these persons could have a material adverse effect on us. Our success also will depend on our ability to attract and retain highly skilled personnel in all areas of our business. There can be no assurance that we will be able to attract and retain personnel on acceptable terms in the future. Other than a $1 million policy on the life of each of Timothy L. Ashburn and Dr. Gregory W. Kasten, the president of Health Financial and First Lexington Trust Company, each a wholly owned subsidiary of our company, we do not presently own insurance covering the lives of our senior management. There can be no assurance that the services of our senior management will continue to be available.

EMPLOYEES

          As of December 31, 1999, we and our subsidiaries had 216 employees, of which 208 were full-time employees. None of our employees or the employees of our subsidiaries are subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiaries to be good.

ITEM 2.   DESCRIPTION OF PROPERTY
          -----------------------

          We, through our subsidiary, Unified Management Corporation, lease our corporate headquarters and administrative office facilities located at 431 North Pennsylvania Street, Indianapolis, Indiana. This facility is comprised of approximately 10,820 square feet and is subject to a lease expiring in 2007. Unified Management Corporation also leases approximately 872 square feet at 2353 Alexandria Drive, Lexington, Kentucky pursuant to a lease expiring in 2002. Health Financial's, First Lexington Trust Company's and Unified Banking Company's administrative offices are located at 2353 Alexandria Drive, Lexington, Kentucky. The operating lease for Health Financial's and First Lexington Trust Company's offices expires in 2002 and such offices have approximately 4,500 square feet. We also lease a portion of such property for corporate offices. First Lexington Trust Company also leases approximately 1,530 square feet at 100 Browenton Place, Louisville, Kentucky pursuant to a lease expiring in 2005. Fiduciary Counsel's and EMCO Estate Management Company's administrative offices are located at 36 West 44th Street, New York, New York. The operating lease for such offices expires in 2002 and such offices have approximately 3,231 square feet. Equity Underwriting Group's administrative offices are located at 220 Lexington Green Circle, Suite 600, Lexington, Kentucky. The operating lease for Equity Underwriting Group expires in 2001 and such offices have approximately 20,080 square feet. AmeriPrime Financial Services' administrative offices are located at 175 Westwood Drive, Suite 500, Southlake, Texas.
The operating lease for AmeriPrime Financial Services expires in 2000 and such offices have approximately 700 square feet. Our current offices are considered adequate to serve our foreseeable needs. Other than the administrative offices leases, we have no other significant property holdings.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

          Various claims and lawsuits, incidental to our ordinary course of business, are pending against us and our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          There were no matters submitted during the quarter ended December 31, 1999 to a vote of our stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

          The name, age and position with respect to each of our executive officers are set forth below:

          TIMOTHY L. ASHBURN, 49, has served as our chairman of the board since 1989, as our chief executive officer from 1989 to 1992 and 1994 to present, and as our president since November 1997. Mr. Ashburn was employed by Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of Cardinal Bancshares, Inc., a Kentucky bank holding company, for the two-year period from April 1992 through March 1994.
Mr. Ashburn also is a member of the executive committee of our board of directors.

          THOMAS G. NAPURANO, 58, a certified public accountant and a certified management accountant, has served as a director, our chief financial officer and an executive vice president since 1989. Mr. Napurano also is a member of the executive committee of our board of directors.

          JOHN S. PENN, 48, has served as a director since September 1999. Mr. Penn also has served as an executive vice president and our chief operating officer since July 1999.
Mr. Penn served as a director and executive vice president of Area Bancshares Corporation, a bank holding company located in Owensboro, Kentucky from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky.

          CHARLES H. BINGER, 43, has served as an executive vice president and our general counsel since December 1999.
Prior thereto, Mr. Binger was a partner in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

          ANTHONY J. GHOSTON, 40, has served as a senior vice president and our chief information officer since November
1997. Mr. Ghoston has been employed by us in various management positions since 1989.

          DAVID F. MORRIS, 38, has served as a senior vice president and our associate general counsel since
December 1999. Prior thereto, Mr. Morris was an associate in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

          The name, age and position of executive officers of certain of our subsidiaries are set forth below:

          DR. GREGORY W. KASTEN, 45, has served as a director since 1997. Dr. Kasten has served as a director and president and chief executive officer of Health Financial, Inc. and First Lexington Trust Company, each a wholly owned subsidiary of our company, since 1986 and 1994, respectively. Dr. Kasten has been awarded certified financial planner and certified pension consultant designations and received a Master of Business Administration degree with an emphasis on finance and investment management. Dr. Kasten also received a medical degree but has retired from medical practice.

          JACK R. ORBEN, 60, has served as a director since
1989. Mr. Orben also is a director and the chairman of the board, chief executive officer and treasurer of each of Fiduciary Counsel, Inc. and EMCO

Estate Management Company, Inc., each a wholly owned subsidiary of our company. For various periods during the past five years, Mr. Orben served as the chairman of the board, chief executive officer and treasurer of each of Venvestech Corp., Seward, Groves, Richards & Wells, Starwood Corporation, Fiduciary Alliance Inc., NUSTAR Inc., Intellectronic Management Systems Inc., Economic Analysts Inc., Ra X Productions Inc. and EMCO Nominees Inc. Mr. Orben also is a member of the audit, nominating and compensation committee of our board of directors.

                          PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          -------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

          There currently is no established public trading market for our common stock. We have not had any stock splits or paid any stock dividends during the periods presented.

                                                SALES PRICE
                                             ------------------
                                              HIGH        LOW
                                             ------      ------
             1998
             ----
             First Quarter                   $25.00      $25.00
             Second Quarter                   27.50       25.00
             Third Quarter                    27.50       25.00
             Fourth Quarter                   27.50       27.50

             1999
             ----
             First Quarter                   $40.00      $40.00
             Second Quarter                   40.00       40.00
             Third Quarter                    40.00       40.00
             Fourth Quarter                   40.00       40.00

          Because of our closely held nature, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 30, 2000, we reported approximately
350 stockholders of record holding our common stock.

          We have not paid any cash dividends with respect to our common stock during the disclosed time periods.

          For the three months ended December 31, 1999, the only sales of our securities were 24,720 shares of our common stock issued in connection with private offerings of our common stock at a price of $40.00 per share. All shares of our common stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Annual Report on Form 10-KSB, including our audited, consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

          Revenues for the year ended December 31, 1999 as compared to the prior year increased $2,169,000, or 9.3%, from
$23,449,000 to $25,618,000.   For such periods, investment
advisory, trust and retirement services revenue increased $1,601,000, or 34.2%, administrative and back office support services revenue increased $1,191,000, or 38.4%, brokerage and brokerage services revenue decreased

$1,030,000, or 20.2%, finance revenue increased $229,000, or 57.9%, insurance brokerage revenue decreased $489,000, or 5.0%, and corporate and start-up revenue increased $667,000, or 141.7%.

          Investment advisory, trust and retirement services revenue increased principally due to the addition of a significant number of mutual fund clients, and an increase in the market value of assets being managed. Additionally, revenue reported for the year ended December 31, 1998 reflects only nine months of activity for Unified Investment Advisers, control of which was acquired by us on March 31, 1998. Administrative and back office support services revenue increased principally due to a growth in the number of mutual fund clients serviced, additional fees associated with assets under service and growth in assets under service. Mutual fund clients served increased to 183 at year-end 1999, up from 64 at year-end 1998. A component of administrative and back office support services revenue, claim service revenue, increased by $129,000 principally due to our acquisition of M. Wilson & Associates on January 1, 1999 and growth in claims services offered. The decrease in brokerage and brokerage services revenue principally was due to a decrease in trail commissions partially offset by $902,000 in commissions received by Unified Management Corporation and Unified Investment
Services in connection with our private placement, as compared to $785,000 in commissions for 1998. Total trades processed by Unified Management Corporation increased by 2000 from 1998 due to our Internet brokerage website. Additionally, the number of registered representatives at Commonwealth Investment Services increased to 25 at year-end 1999 from nine at year-end 1998. Finance income increased due to an increase in commercial insurance contracts financed in 1999. Insurance brokerage revenue declined due to a reduction in insurance premiums written. Although commercial line insurance premiums rose $2,698,000, or 11.1%, to $27,035,000, overall insurance related revenues declined due to a decrease in personal line sales volume, which fell from $10,507,000 for 1999 to $7,350,000 for 1998. A new personal lines non-standard auto program was introduced during 1999, but did not perform as expected in the intensely competitive market. Corporate and start-up revenue increased primarily due to the $839,000 in revenues generated by certain companies that we started during 1999, $60,000 in consulting revenues earned by Unified Capital Resources during 1999, the acquisition of Fully Armed Productions, which contributed $313,000 of revenues during 1999 as compared to $191,000 during 1998, and interest income which totaled $352,000 during 1999 as compared to $245,000 during 1998.

          Gross profit for the year ended December 31, 1999 as compared to 1998 increased $3,397,000, or 22.7%, from $14,940,000 to $18,337,000. For such periods, gross profit as a percentage of revenue increased to 71.6% from 63.7%. Investment advisory, trust and retirement services gross profit increased to $5,908,000 for 1999 from $4,440,000 for 1998.
The increase was due to the addition of mutual fund clients, an increase in the market value of assets and an increase in the number of retirement plans administrated and the amount of assets under management. Administrative and back office support services gross profit increased to $3,531,000 for 1999 from $2,536,000 for 1998 due to an increase in assets under service, additional fees for services performed and an increase in the number of mutual fund and trust clients served. Brokerage and brokerage service gross profit increased by $269,000 for the year ended December 31, 1999 from $1,995,000 for the prior year, which increase was due to an increase in private placement commissions, Internet trading fees and trail and underwriter dealer commissions and a decrease in costs of sales largely attributable to a decrease in intro-firm commissions. Finance gross profit increased from $395,000 to $484,000 due to a growth in the number of commercial insurance contracts financed during 1999. Insurance brokerage gross profit of $5,012,000 for 1999 was $91,000 less than 1998. The insurance brokerage gross profit decrease primarily was attributable to a decline in the personal line sales volume. Corporate and start-up gross profit increased by $667,000 during 1999 as compared to 1998. The increase was primarily due to $305,000 in gross profit contributed by certain companies that we started during 1999 as well as to an increase in interest income and consulting revenues and a growth in Fully Armed Production's business.

          Income from operations for the year ended December
31, 1999 reflected a loss of $1,579,000, as compared to income from operations of $969,000 for the previous year. The increase in gross profit of $3,397,000 from year-end 1998 to year-end
1999 was more than offset by the increase in operating expenses of $5,945,000. Total expenses for the year ended December 31, 1999 were $19,916,000, or 77.7%, of total revenue, as compared to $13,971,000, or 59.6%, of total revenue for the prior year.
For the year ended December 31, 1999, Fiduciary Counsel and
Unified Investment Advisers, each of which was acquired by us during 1998, accounted for $929,000 of the increased expenses for 1999 when compared to 1998 ($614,000 of which was related to employee compensation and benefits). Expenses during the year ended December 31, 1999 were up significantly due to the following:
(i) additional staffing at our administrative and back office support services and investment advisory operations, which have experienced significant growth in new clients and assets under services and assets under management, coupled with an increased marketing effort (represented a $1,059,000 increase for 1999 as compared to 1998);
(ii) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality services (represented $200,000 of total expenses for 1999 as compared to $30,000 for 1998); (iii) start-up of our Internet online brokerage service, which required additional staff, website development and other website cost (represented $106,000 of the total expenses for 1999 as compared to $30,000 for 1998); (iv) the ability for clients to view their accounts via the Internet and the development of Websites for us and each of our subsidiaries (represented $354,000 of total expenses for 1999 compared to $204,000 in 1998); (v) our management expansion program which started in late 1998 and which has resulted in the hiring of numerous individuals who should contribute significantly to our future results (represented an increase of $300,000 of the total expenses for 1999 as compared to 1998); and
(vi) professional and legal fees related to our expansion program (represented an increase of $687,000 for 1999 as compared to 1998).
Our start-up companies, VSX Technologies, Archer Trading, Unified Banking Company, Unified Capital Resources and Unified Employee Services added $1,716,000 in expenses to 1999 without comparable expenses in 1998.

          For the year ended December 31, 1999, we incurred a loss before income taxes of $1,743,000 as compared to income before income taxes of $1,063,000 for 1998. The loss in 1999 was due to the items summarized above as well as a $102,000 estimated loss on the closing of a location of the insurance brokerage business, a $12,000 realized loss on securities and a $24,000 loss incurred in connection with the write-off of a building lease. Net loss was $1,773,000 for the year ended December 31, 1999 as compared to net income of $912,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

          Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at December 31, 1999 from December 31, 1998 was $4,687,000. The net decrease reflects the repayment of borrowings, the purchase of fixed assets and bond investments and our $7,300,000 capital contribution to Unified Banking Company in October 1999. We received $9,530,800 from the issuance of 238,270 shares of common stock in our private placement during the year ended
December 31, 1999.

          In connection with the organization of Unified Banking Company, we contributed $7,300,000 as capital to Unified Banking Company on October 20, 1999. The source of funds for the capital contribution to Unified Banking Company was funds received by us in our private placement.

          Subject to the receipt of the required regulatory approvals, management anticipates that Phase I of the VSX.com business model will be completed by the end of the fourth quarter of 2000. We will begin taking the necessary actions to complete Phase II and Phase III of the business model upon completion of Phase I. We currently estimate that we will incur approximately $3.0-$5.0 million of costs (expenses and capital expenditures) in connection with Phase I of the project. Management estimates that an additional

$5.0-$10.0 million of costs will be incurred with Phase II and Phase III of the project. The anticipated costs to build the VSX.com "brand" are not part of the estimated expenditures of Phases I, II and III. Management currently is negotiating to obtain third-party financing with respect to Phase I of the project. Management believes that Phase II and Phase III will be funded from revenues generated by VSX.com upon completion of Phase I. There can be no assurance that we will be successful in securing the required financing, in launching any phase of the VSX.com project or that the project will be a commercial success.

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

IMPACT OF YEAR 2000

     In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $80,000 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

          DEPENDENCE UPON TECHNOLOGY; PROPRIETARY RIGHTS.
Our success and ability to compete is dependent in part upon our technology, although we believe that our success is more dependent upon our technical expertise than our proprietary rights. We principally rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures have been, or will be, adequate to protect our proprietary technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We propose to operate a substantial portion of our business over the Internet, which is subject to a variety of risks. Such risks include, but are not limited to, the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that we will continue to be able to employ our current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on our business and results of operations.

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

          NO ASSURANCE OF FUTURE GROWTH. There can be no assurance that we will continue to achieve growth in assets or earnings. Our ability to achieve such growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel, our ability to promptly and successfully integrate acquired businesses with our existing operations and our ability to execute our business plan.

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

ITEM 7.   FINANCIAL STATEMENTS
          --------------------

To the Board of Directors and
   Stockholders of Unified Financial Services, Inc.


               INDEPENDENT AUDITORS' REPORT
               ----------------------------

We have audited the accompanying consolidated statements of financial condition of Unified Financial Services, Inc. and subsidiaries at December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc. and subsidiaries at
December 31, 1999 and 1998, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Larry E. Nunn & Associates, LLC
Columbus, Indiana
February 2, 2000

                         UNIFIED FINANCIAL SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1999 AND 1998
                           --------------------------
                                      ASSETS
                                      ------
                                                               1999           1998
                                                               ----           ----
Current Assets
   Cash and cash equivalents                               $ 5,709,082     $10,395,843
   Due from banks                                              314,815              --
   Federal funds sold                                        4,922,000              --
   Bond investments                                          5,515,156              --
   Investment in affiliated mutual funds                       577,668         494,403
   Investment in securities and non-affiliated
     mutual funds                                              639,295         231,728
   Accounts receivable (net of allowance for
     doubtful accounts of $38,326 for 1999
     and $2,041 for 1998)                                    9,138,688       8,910,623
   Loans receivable (net of allowance for loan
     losses of $33,000 for 1999 and $0 for 1998)             2,810,876              --
   Deferred tax asset                                            5,707              --
   Prepaid assets and deposits                                 899,867         230,006
                                                           -----------     -----------

        Total current assets                                30,533,154      20,262,603
                                                           -----------     -----------

Fixed Assets, at cost
   Equipment and furniture (net of accumulated
     depreciation of $2,913,498 for 1999 and
     $2,472,022 for 1998)                                    2,944,610       1,590,081
                                                           -----------     -----------

Non-Current Assets
   Investment in debt securities                             1,073,621         994,211
   Equity investment in affiliates                                  --         565,566
   Organization cost (net of accumulated
     amortization of $32,019 for 1999 and
     $6,900 for 1998)                                          641,688         562,776
   Goodwill (net of accumulated amortization of
     $139,093 for 1999 and $34,773 for 1998)                 1,214,701       1,902,691
   Other non-current assets                                    341,220         620,649
                                                           -----------     -----------

        Total non-current assets                             3,271,230       4,645,893
                                                           -----------     -----------

          TOTAL ASSETS                                     $36,748,994     $26,498,577
                                                           ===========     ===========

(Continued on next page)

See independent auditors' report and accompanying notes.


                               UNIFIED FINANCIAL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  DECEMBER 31, 1999 AND 1998
                                  --------------------------

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
                                                                          1999           1998
                                                                          ----           ----
Current Liabilities:
   Current portion of capital lease obligations                       $    30,073    $    53,125
   Current portion of long-term debt                                    2,343,965             --
   Current portion of bank line-of-credit                               1,727,003      3,886,612
   Customer deposits                                                    7,331,853             --
   Accounts payable and accrued expenses                                2,731,970      1,880,745
   Accrued compensation and benefits                                      549,093        329,643
   Payable to insurance companies                                       5,670,974      6,456,511
   Payable to broker-dealers                                              255,158        596,509
   Income taxes payable, current                                          136,630          1,857
   Income taxes payable, deferred                                          83,157         90,318
   Unearned fee income                                                    330,692             --
   Repurchase agreements                                                    4,952             --
   Other liabilities                                                      262,002      1,218,855
                                                                      -----------    -----------

      Total current liabilities                                        21,457,522     14,514,175
                                                                      -----------    -----------

Long-Term Liabilities
   Long-term portion of capital lease obligation                            8,933         84,742
   Long-term portion of debt                                              514,031      2,024,579
   Other long-term liabilities                                            104,742        385,886
   Deferred income taxes                                                   85,779         33,361
                                                                      -----------    -----------

      Total long-term liabilities                                         713,485      2,528,568
                                                                      -----------    -----------

         Total liabilities                                             22,171,007     17,042,743
                                                                      -----------    -----------

Commitments and Contingencies                                                  --             --

Stockholders' Equity
   Common stock, par value $.01 per share                                  33,294         27,668
   Preferred stock Series C                                                    --          1,672
   Additional paid-in capital                                          16,050,189      8,345,555
   Retained earnings                                                   (1,292,794)     1,080,939
   Accumulated other comprehensive income                                 (35,463)            --
                                                                      -----------    -----------
                                                                       14,755,226      9,455,834
   Less: treasury stock, at cost                                         (177,239)            --
                                                                      -----------    -----------

         Total stockholders' equity                                    14,577,987      9,455,834
                                                                      -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $36,748,994    $26,498,577
                                                                      ===========    ===========

See independent auditors' report and accompanying notes.

                                - 22 -

                                UNIFIED FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31, 1999 AND 1998
                             --------------------------------------

                                                                         1999           1998
                                                                         ----           ----
REVENUES                                                              $25,617,592    $23,448,483

COST OF SALES                                                           7,280,386      8,508,651
                                                                      -----------    -----------

GROSS PROFIT                                                           18,337,206     14,939,832
                                                                      -----------    -----------

OPERATING EXPENSES
   Employee compensation and benefits                                  11,435,539      6,803,739
   Brokerage operating charges                                            733,439        415,665
   Investment administration expenses                                     233,008        537,879
   Occupancy                                                            1,044,066        718,904
   Telephone                                                              438,399        264,269
   Depreciation and amortization                                          830,606        949,349
   Mail and courier                                                       425,967        500,327
   Equipment rental and maintenance                                       500,752        159,189
   Professional fee                                                     1,711,186        730,797
   Travel and entertainment                                               925,630        378,276
   Business development cost                                              637,765        504,924
   All other                                                            1,000,122      2,007,249
                                                                      -----------    -----------
      Total operating expenses                                         19,916,479     13,970,567
                                                                      -----------    -----------

      Income (loss) from operations                                    (1,579,273)       969,265

OTHER INCOME (LOSS)
   Unrealized gain on securities                                           16,023         23,947
   Realized gain (loss) on securities                                     (11,826)        13,496
   Loss on sale/disposal of fixed assets                                  (24,093)        (8,752)
   All other                                                             (144,016)        65,313
                                                                      -----------    -----------

      Income (loss) before income taxes                                (1,743,185)     1,063,269

   Income taxes                                                            29,730        151,108
                                                                      -----------    -----------

NET INCOME (LOSS)                                                     $(1,772,915)   $   912,161
                                                                      ===========    ===========

Per share earnings (loss)
   Basic                                                              $      (.62)   $       .39
   Basic common shares outstanding                                      2,869,862      2,316,767
   Fully diluted                                                      $      (.60)   $       .35
   Fully diluted common shares outstanding                              2,975,823      2,580,013


See independent auditors' report and accompanying notes.

                         UNIFIED FINANCIAL SERVICES, INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                   ----------------------------------------------

1998
----

  Net income                                                            $   912,161
  Other comprehensive income, net of tax
     Unrealized gain on securities,
        net of reclassification adjustment                                       99
                                                                        -----------

  Comprehensive income                                                  $   912,260
                                                                        ===========

1999
----

  Net loss                                                              $(1,772,915)
  Other comprehensive income, net of tax
     Unrealized loss on securities,
        net of reclassification adjustment                                  (35,463)
                                                                        -----------

  Comprehensive loss                                                    $(1,808,378)
                                                                        ===========

See independent auditors' report and accompanying notes.

                            UNIFIED FINANCIAL SERVICES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                     ----------------------------------------------

                                                                 1999          1998
                                                                 ----          ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                        $ (1,772,915)   $   912,161
   Adjustments to reconcile net income to cash
      provided by (used) in operating activities:
         Deferred income taxes                                   214,905        125,343
         Provision for depreciation and amortization             830,606        949,349
         Net appreciation on investments                          (7,783)       (23,946)
         Results of affiliated company                                --        (59,197)
         Loss on disposal of fixed assets                            342         22,832
         Cash value of officers' life insurance                       --        (12,500)
         Deferred startup cost                                  (105,622)      (643,169)
         Loss on disposal of business segment                    129,487             --
         (Increase) decrease in operating assets
            Due from banks                                      (314,815)            --
            Receivables                                         (694,912)    (2,317,320)
            Net loans receivable                              (2,605,676)            --
            Prepaid and sundry assets                           (648,163)        28,824
         Increase (decrease) in operating liabilities
            Customer deposits                                  7,331,853             --
            Accounts payable and accrued expenses                 99,266      1,069,207
            Other liabilities                                 (1,181,429)      (253,929)
            Accrued income taxes                                 118,766         47,788
                                                            ------------    -----------

   Net cash provided (used) by operating activities            1,393,910       (154,557)
                                                            ------------    -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                      (2,027,635)      (512,023)
   Proceeds from sale of fixed assets                                 --          9,220
   Investment in securities and mutual funds                     (97,874)       224,634
   Investment in debt securities                                 (33,148)       (21,034)
   Federal Funds sold                                         (4,922,000)            --
   Bond investments                                           (5,515,156)            --
   Repayment of note receivable                                       --          4,502
   Investment in other assets                                    (57,480)            --
   Appreciation of debt securities                                    --           (531)
                                                            ------------    -----------

   Net cash used by investing activities                     (12,653,293)      (295,232)
                                                            ------------    -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                      7,012,656     10,222,635
   Proceeds from issuance of Preferred C stock                   100,900        210,000
   Redemption of Preferred A and B stock                              --     (1,706,900)
   Dividends on common and preferred stock                       (35,252)      (352,107)
   Repurchase of common stock                                   (873,000)    (2,921,024)
   Proceeds from reissuance of treasury stock                  1,501,800             --
   Acquisition of subsidiaries                                        --       (413,026)
   Proceeds from borrowings                                    2,667,450      3,373,770
   Repayment of borrowings                                    (3,753,457)       (81,537)
   Repayment of capital lease obligations                        (48,475)       (92,755)
                                                            ------------    -----------

   Net cash provided by financing activities                   6,572,622      8,239,056
                                                            ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (4,686,761)     7,789,267
CASH AND CASH EQUIVALENTS - Beginning of the year             10,395,843      2,606,576
                                                            ------------    -----------

CASH AND CASH EQUIVALENTS - End of the year                 $  5,709,082    $10,395,843
                                                            ============    ===========

See independent auditors' report and accompanying notes.

                                                 UNIFIED FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 1999 AND 1998
                                              --------------------------------------

                                                                                             ACCUMULATED
                                                                ADDITIONAL                      OTHER
                                          COMMON    PREFERRED    PAID-IN       RETAINED     COMPREHENSIVE  TREASURY
                                          STOCK       STOCK      CAPITAL       EARNINGS        INCOME       STOCK         TOTAL
                                          -----       -----      -------       --------        ------       -----         -----
Balance at December 31, 1997             $21,728    $ 17,069   $ 2,199,921   $   603,749    $    (99)      $     --    $ 2,842,368
   1998 net income                                                               912,161                                   912,161
   Other comprehensive income                                                                     99                            99
   Redemption of preferred stock                     (17,069)   (1,689,831)                                             (1,706,900)
   Issuance of preferred stock                         2,100       207,900                                                 210,000
   Issuance of common stock                4,507                10,218,128                                              10,222,635
   Conversion of preferred stock
      to common stock                        578        (428)         (150)                                                     --
   Acquisition of Unified Investment
      Advisers                                                    (683,210)      (31,387)                                 (714,597)
   Acquisition of Fiduciary Counsel          361                   902,389                                                 902,750
   Acquisition of Fully Armed
      Productions                            183                     1,743         1,461                                     3,387
   Acquisition of Commonwealth
      Investment Services                    275                   109,725       (52,937)                                   57,063
   Acquisition of M. Wilson
      & Associates                            36                       (36)                                                     --
   Repurchase of common shares at
      Equity Underwriting Group                                 (2,921,024)                                             (2,921,024)
   Dividends to stockholders                                                    (286,264)                                 (286,264)
   Dividends on preferred stock                                                  (65,844)                                  (65,844)
                                         -------    --------   -----------   -----------    --------       ---------   -----------

Balance at December 31, 1998              27,668       1,672     8,345,555     1,080,939          --              --     9,455,834
   1999 net loss                                                              (1,772,915)                               (1,772,915)
   Other comprehensive loss                                                                  (35,463)                      (35,463)
   Issuance of common stock                2,007                 7,010,649                                               7,012,656
   Sale of preferred stock                             1,009        99,891                                                 100,900
   Repurchase of stock for treasury                                                                         (873,000)     (873,000)
   Reissuance of treasury stock                                    806,039                                   695,761     1,501,800
   Reduction of goodwill                                          (211,007)                                               (211,007)
   Conversion of preferred stock
      to common stock                      3,619      (2,681)         (938)                                                     --
   Acquisition of minority interest                                             (565,566)                                 (565,566)
   Dividends to stockholders                                                     (35,252)                                  (35,252)
                                         -------    --------   -----------   -----------    --------       ---------   -----------

Balance at December 31, 1999             $33,294    $      -   $16,050,189   $(1,292,794)   $(35,463)      $(177,239)  $14,577,987
                                         =======    ========   ===========   ===========    ========       =========   ===========

See independent auditors' report and accompanying notes.

                                - 26 -

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------


Note 1 -  NATURE OF OPERATIONS

          Unified Financial Services, Inc. (the "Company" or "Unified"), a Delaware holding company for various financial services companies that also does business as Unified.com, was organized on December 7, 1989. The Company distributes a vertically integrated financial services platform via the Internet and via the traditional industry channels of its subsidiaries. As of December 31, 1999, the Company maintained in excess of $1.5 billion of assets under management and $5 billion of assets under service. Through its subsidiaries, all of which are wholly owned, the Company provides services primarily in six lines of business: investment advisory, trust and retirement services; administrative and back office support services; brokerage and brokerage services; finance; insurance brokerage; and corporate and start-up.

          The investment advisory, trust and retirement services operations, which are conducted through the Company's registered investment advisory firms and trust company, provide professional financial management to individuals, institutions, including private pension plans and foundations, and the Unified Mutual family of funds. Such operations also provide professional investment management to individuals and institutions on a customized basis. The Company's non-bank trust subsidiary specializes in retirement plans and is regulated by the Kentucky Commissioner of Banking under the Department of Financial Institutions, Commonwealth of Kentucky. The Company's third party professional services firm provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans.

          The Company, through its subsidiaries, provides administrative and back office support services to mutual funds, qualified retirement and cafeteria plans, wealth management service providers and property and casualty insurance carriers and also provides claim adjusting services for insurance companies. The mutual fund administrative subsidiaries provide services such as: transfer agency; fund accounting; and administrative, regulatory, compliance and start-up services for mutual funds, investment advisors, banks and other money managers in their proprietary mutual fund efforts. In addition, such subsidiaries provide all of the mutual fund services for the Unified Funds portfolios, and perform other clerical functions to the Unified Funds in addition to typical mutual fund services. Other subsidiaries provide administrative claims services on a contractual basis for property and casualty insurance carriers and claims adjusting services for various insurance companies in the private passenger and commercial trucking lines. The professional staff at our wealth management subsidiary based in New York City assists clients in a variety of disciplines, including the following: financial, tax and estate planning; family office services such as budgeting, bill paying and payroll administration; trust administration; and income tax return preparation and filing for individuals, trusts, partnerships and small businesses.

          The brokerage and brokerage services operations consist of registered broker-dealers under the Securities Exchange Act of 1934, as amended (the
          "Exchange Act"), that also are members of the National
          Association of Securities Dealers, Inc. ("NASD").

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 1 -  NATURE OF OPERATIONS (continued)

          Our finance operation is headquartered in Lexington, Kentucky. The operation is a premium finance company that is governed by the laws under Subtitle 30 of the Commonwealth of Kentucky Insurance Code, is licensed under applicable governing regulations in the states of Kentucky, Tennessee, Illinois and Ohio and conducts business in the states of West Virginia and Indiana, which do not require licensing of premium finance companies. The finance company provides financing for the payment of premiums on insurance coverage placed by the Company's insurance brokerage operation.

          The Company's insurance brokerage subsidiaries are headquartered in Lexington, Kentucky and provide specialty insurance products as a general agent or a broker in the states of Kentucky, Tennessee, West Virginia, Ohio, Indiana and Illinois. The operations write insurance products for primarily niche areas in the insurance marketplace that are considered more "non-standard," representing a higher risk of insured. The insurance brokerage operations are licensed managing general agencies operating as a wholesaler/broker of property and casualty insurance products in the states of Kentucky, Illinois, Tennessee, Virginia, West Virginia, Ohio and Indiana. The Company, through its subsidiaries, operates as managing general agents between a number of admitted as well as excess and surplus line insurance companies.

          The Company's corporate and start-up operations provide management services, working capital, systems support and equipment and development for its subsidiaries. The Company organized Unified
          Internet Services, Inc. in February 1998 to develop the Company's websites and its proprietary search engine for the financial services industry. On November 1, 1999, Unified Banking Company, a
          Federal savings bank, commenced operations.
          Unified Banking Company is located in Lexington, Kentucky and its accounts are insured by the Federal Deposit Insurance Corporation to the maximum limit permitted under federal law. In connection with the organization of Unified Banking Company, the Company contributed $7.3 million to Unified Banking Company as capital in exchange for all of the capital stock of Unified Banking
          Company. On May 6, 1999, the Company acquired from First Insight Securities, Ltd. assets for cash and assumed certain liabilities through the Company's wholly owned subsidiary, Archer Trading, Inc. Archer Trading provides stock trading services and has the staff to assist in the training of various financial service firms that could increase volume and vertical integration. On June 1, 1999, the Company acquired Fully Armed Productions, Inc. Fully Armed Productions, Inc. provides creative and technological services for the television, radio and Internet industries through its specialty production capabilities and performs programming and production services for numerous cable, satellite and television stations.

          Effective in January 1998, Unified Holdings, Inc.'s name was changed to Unified Financial Services, Inc.; Unified Advisers, Inc.'s name was changed to Unified Fund Services, Inc.; and Vintage Advisers Inc.'s name was changed to Unified Investment Advisers, Inc.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The Consolidated Financial Statements include the accounts of the Unified Financial Services, Inc. and its subsidiaries after elimination of all material intercompany accounts and transactions.

          The Consolidated Financial Statements give retroactive effect to the Company's pooling-of-interest transactions. As a result, the Consolidated
          Statements of Financial Condition, Statements of Operations, Statements of Comprehensive Income, Statements of Cash Flows and Statements of Changes in Stockholders' Equity are consolidated for all periods presented. As required by generally accepted accounting principles, the Consolidated Financial Statements become the historical consolidated financial statements upon issuance of the financial statements for the periods that include the date of the transaction. The
          Consolidated Statements of Changes in Stockholders' Equity reflect the accounts for the Company as if the shares of common stock, $0.01 per value, of the Company (the "Common Stock") issued in the pooling-of-interests transactions had been outstanding during all periods presented. The Consolidated Financial Statements, including the notes thereto, should be read in conjunction with the historical consolidated financial statements of the Company.

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

          Investments and Investment in Debt Securities
          ---------------------------------------------
          Investments, which consist primarily of an investment in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Statement of Operations as unrealized gain or loss on

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------


Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          securities. Investment in debt securities are recorded at cost and amortized over the period to maturity for the premium or discount from par value under generally accepted accounting principles.

          Income Taxes
          ------------
          The Company files consolidated Federal and state income tax returns with its subsidiaries. Subsequent to its acquisition by the Company, each of M. Wilson & Associates, Commonwealth Investment Services and Fully Armed Productions will be included in the consolidated tax returns of the Company, which uses the accrual method of tax and accounting reporting.

          The Company has adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes"
          ("SFAS 109"). SFAS 109 requires use of the liability method of accounting for deferred income taxes.

          Other Non-Current Assets
          ------------------------
          Included in other non-current assets are intangible assets for non-compete covenants, the value of acquired companies' names and the present value of building leases below fair market value. For financial reporting basis, these assets are amortized on a straight-line basis over a three-, eight- or fifteen- year period.

          Goodwill
          --------
          The Company, in acquiring certain businesses, acquired goodwill. The Company has determined the value of the goodwill, which is amortized over the estimated economic lives on a straight-line basis over a period of 10 to 15 years for financial reporting basis. For tax purposes, goodwill is amortized on a straight-line basis over 15 years.

          Organization Cost
          -----------------
          Cost related to the organization of the various operations have been capitalized and amortized over a sixty-month period on a straight-line basis. As required by Statement of Position 98-6, the Company, in 1999, adopted an accounting policy to expense certain costs incurred in start-up activities as defined by SOP 98-5. The accounting change was retroactively applied to 1998. The effect on the net income for 1998 was $335,251.

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

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

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

          Recent Accounting Pronouncements
          --------------------------------
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS 133." This statement amended the effective date of SFAS 133, which will now be effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that this statement will have a material impact on the Company's results of operations, financial position or liquidity.

          Financial Statement Presentation
          --------------------------------
          Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

Note 3 -  ACQUISITIONS, DISPOSALS AND SALES

          On March 31, 1998, Unified Investment Advisers, Inc. became a wholly owned subsidiary of the Company upon surrender to Unified Investment Advisers of all the capital stock of Unified Investment Advisers by all stockholders of Unified Investment Adviser (other than the Company). Prior to the surrender of the capital stock to Unified Investment Advisers, the Company accounted for its 33.3% ownership in Unified Investment Advisers pursuant to the equity method of accounting. Unified Investment Advisers reported gross revenue for the four months (Unified Investment Adviser's fiscal year end was November 30) ended March 31, 1998 of $146,519 and a loss for the period of $195,967. Unified Investment Advisers reported total assets as of March 31, 1998 of $617,773 and shareholders' equity of $(469,548).

          On March 10, 1998, the Company acquired Resource Benefit Planners, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 12,000 shares of Common Stock in exchange for all the outstanding capital stock of Resource Benefit Planners. As of March 10, 1998, Resource Benefit Planners reported total assets of $282,724 and shareholder's equity of $37,543.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------


Note 3 -  ACQUISITIONS, DISPOSALS AND SALES (continued)

          On August 21, 1998, the Company acquired EMCO Estate Management Company, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 11,000 shares of Common Stock in exchange for all of the assets and certain of the liabilities of EMCO Estate Management Company. As of August 21, 1998, EMCO Estate Management Company reported total assets of $67,230 and stockholder's equity of $(110,212).

          On August 21, 1998, the Company acquired Fiduciary Counsel, Inc. in a transaction accounted for under the purchase method of accounting. In connection with such acquisition, the Company issued 36,110 shares of Common Stock and paid $800,835 in cash. The results of operations of Fiduciary Counsel have been included in the Company's consolidated financial statements since its date of acquisition.

          On December 17, 1998, the Company acquired Equity Underwriting Group, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 241,745 shares of Common Stock in exchange for all of the outstanding capital stock of Equity Underwriting Group.

          On December 17, 1998, the Company acquired Commonwealth Premium Finance Corporation in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 12,800 shares of Common Stock in exchange for all of the outstanding capital stock of Commonwealth Premium Finance Corporation.

          On December 22, 1998, the Company acquired Strategic Fund Services, Inc in a transaction accounted for under the pooling-of-interests method of accounting. The
          Company issued 7,500 shares of Common Stock in exchange for all of the outstanding capital stock of Strategic Fund Services.

          On December 31, 1998, the Company acquired AmeriPrime Financial Services, Inc in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 410,000 shares of Common Stock in exchange for all of the outstanding capital stock of AmeriPrime Financial Services.

          On January 1, 1999, the Company acquired M. Wilson & Associates, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 3,636 shares of Common Stock in exchange for all of the outstanding capital stock of M. Wilson & Associates. As of December 31, 1998, M. Wilson & Associates reported total assets of $3,308 and shareholder's equity of $3,308.

          On May 6, 1999, the Company, via its subsidiary, Archer Trading, Inc., purchased certain of the assets and assumed certain of the liabilities of First Insight Securities, Ltd. In connection with such acquisition, the Company assumed liabilities of approximately $22,000 and paid an additional
          $51,700 in cash. This transaction is accounted for under the purchase method of accounting.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 3 -  ACQUISITIONS, DISPOSALS AND SALES (continued)

          On June 1, 1999, the Company acquired Fully Armed Productions, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 18,182 share of Common Stock in exchange for all of the outstanding capital stock of Fully Armed Productions. As of June 1, 1999, Fully Armed Productions reported total assets of $77,200 and shareholder's equity of $28,813.

          On June 1, 1999, the Company acquired Commonwealth Investment Services, Inc in a transaction accounted for under the pooling-of-interests method of accounting. The Company issued 27,500 shares of Common Stock in exchange for all of the outstanding capital stock of Commonwealth Investment Services. As of June 1, 1999, Commonwealth Investment Services reported total assets of $56,240 and shareholder's equity of $28,980.

          At year-end 1999, the Company agreed to sell an insurance contract segment of business of Equity Insurance
          Mangers of Illinois, L.L.C. (d/b/a/ Irland and
          Rogers). The sale price is determined on continued contract revenue and the Company anticipates receiving payment for the sale of the contracts over a two-year period. The Company has recorded this transaction in 1999 based upon the estimated revenue and costs to the Company of closing the location where the business was conducted:

             Sale price                                      $205,200
             Value of fixed assets and goodwill   $192,205
             Costs to close the location           142,482   (334,687)
                                                  --------  ---------
             Loss on the sale                               $(129,487)
                                                            =========

          Equity Insurance Managers of Illinois, L.L.C.
          was formed to acquire insurance contracts from an existing business in 1996. A subsidiary of Equity Underwriting Group owned 55% of this new limited liability company. The transaction was reported under the purchase method of accounting and this continued with the Company's acquisition of Equity Underwriting Group in December 1998. In 1999, the seller agreed to a reduction of the unpaid balance of the note resulting from the sale in the amount of $255,628. The reduction of this price reduced the goodwill reported under the original purchase. The minority owner of the new limited liability company turned in stock certificates and gave up all rights to ownership during 1999. The receivable from the minority owner of $565,566, due to its share of operating losses, has been adjusted and recorded as a reduction of retained earnings in 1999.

Note 4 -  INVESTMENTS IN DEBT AND EQUITY SECURITIES

          First Lexington Trust Company, a subsidiary of the Company, was required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital while trust assets under management did not exceed $100,000,000. When trust assets under management exceeded $100,000,000, the capital requirement increased by $350,000. Each incremental increase of $25,000,000 in assets under management over $100,000,000 requires the capital requirement to increase by $90,000. First
          Lexington Trust Company's capital requirement as of December 31, 1999 and 1998 was $1,510,000 and
          $800,000, respectively.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 4 -  INVESTMENTS IN DEBT AND EQUITY SECURITIES (continued)

          It is the Company's intention to hold the required capital in debt securities and cash accounts to conform to this requirement.

          The marketable investments in debt securities are classified as "Held to Maturity" and the amortized cost and fair market value of the investments as of December 31, 1999 and 1998 were as follows:

                                                    MATURITY                      AMORTIZED      UNREALIZED      MARKET
                     DEBT SECURITY                    DATE        FACE VALUE        COST         GAIN (LOSS)     VALUE
                     -------------                    ----        ----------        ----         -----------     -----
          December 31, 1999
          -----------------

          Federal Home Loan Mortgage:
             REMIC 1675-P                          10 15 2023     $  100,000     $   71,609       $ (4,301)    $   67,308
             REMIC 1646-N                          03 15 2023        200,000        190,824         (2,556)       188,268
             REMIC 1681-B                          10 15 2023        220,000        212,024         (1,768)       210,256
             REMIC 1663-L                          08 15 2023         40,000         39,208         (1,486)        37,722
             Note                                  06 30 2014         50,000         50,899         (3,633)        47,266

          Federal National Mortgage Association:
             REMIC 94-23-0                         10 25 2007         97,000         89,733            807         90,540
             Note                                  11 10 2005        125,000        128,948         (7,932)       121,016
             Note                                  07 28 2008         75,000         75,414         (5,102)        70,312
             Note                                  07 02 2000         75,000         74,660         (4,983)        69,677

          Cleveland Electric
             Illumination Company                  07 01 2013         60,000         64,833         (4,571)        60,252

          Wells Fargo Capital Bonds                12 01 2026         50,000         50,469         (3,625)        46,844

          TVA Subordinated Debenture               04 24 2002         25,000         25,000         (2,000)        23,000
                                                                  ----------     ----------       --------     ----------

             Totals                                               $1,117,000     $1,073,621       $(41,150)    $1,032,471
                                                                  ==========     ==========       ========     ==========

          December 31, 1998
          -----------------

          Federal Home Loan Mortgage:
             REMIC 1675-P                          10 15 2023     $  100,000     $   94,472       $    534     $   95,006
             REMIC 1646-N                          03 15 2023        200,000        189,653         11,661        201,314
             REMIC 1681-B                          10 15 2023        220,000        211,690          5,329        217,019
             REMIC 1663-L                          08 15 2023         40,000         39,174           (676)        38,498

          Federal National Mortgage Association:
             REMIC 94-23-0                         10 25 2007         97,000         89,426          6,074         95,500
             Note                                  11 10 2005        125,000        129,615         (1,803)       127,812

          U.S. Treasury Note                       02 28 1999        100,000         99,655            470        100,125

          Cleveland Electric
             Illumination Co.                      07 01 2013         60,000         65,040            980         66,020

          Wells Fargo Capital Bonds                12 01 2026         50,000         50,486          3,993         54,479

          TVA, Subordinated Debenture              04 24 2002         25,000         25,000            813         25,813
                                                                  ----------     ----------       --------     ----------

             Totals                                               $1,017,000     $  994,211       $ 27,375     $1,021,586
                                                                  ==========     ==========       ========     ==========

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 4 -  INVESTMENTS IN DEBT AND EQUITY SECURITIES (continued)

          Marketable investments in mutual funds as of December 31, 1999 and 1998 were as follows:

                                                               1999                  1998
                                                      --------------------    --------------------
                                                                   MARKET                  MARKET
                                                        COST        VALUE       COST       VALUE
                                                      --------    --------    --------    --------
          Globalt Growth Fund                         $ 52,174    $ 57,815    $ 31,287    $ 51,677
          AIT Vision Fund                                   --          --      35,346      50,922
          Carl Domino Equity Income Fund                51,124      41,017      28,771      42,190
          Newcap Contarian Fund                             --          --      25,526      10,637
          Shepherd Values Fixed Income Fund              1,001       1,001          --          --
          Shepherd Values International Fund             1,001       1,001          --          --
          Shepherd Values Small Cap Fund                 1,000       1,000          --          --
          Shepherd Values Growth Fund                    1,750       1,904          --          --
          Shepherd Values Market Neutral Fund            1,000       1,017          --          --
          Shepherd Values VIF Equity Fund                  251         251          --          --
          Wescott Nothing But Net Fund I                 1,000         985          --          --
          King Fountainhead Kaliedoscope Fund            1,000       1,380          --          --
          Vanguard Municipal Bond Fund--
             Long-term Portfolio                         7,519       7,268       7,132       7,533
          Vanguard Tax Managed Fund--
             Balanced Portfolio                         12,150      21,684      11,663      18,776
          Vanguard Wellesley Income Fund                 5,422       5,331       4,806       5,561
          Vanguard Wellington Fund                      39,533      46,038      35,484      44,096
          Vanguard Equity Income Fund                    4,961       7,596       4,486       7,611
          Vanguard Index Trust 500
             Portfolio                                  15,170      54,057      14,221      44,650
          Vanguard Windsor Fund                          6,086       7,554       5,224       8,020
          Vanguard Horizon Fund Global
             Asset Allocation Portfolio                  7,848       8,251       6,987       7,378
          Vanguard Horizon Fund Global
             Equity Portfolio                            6,701       8,997       6,097       7,143
          Vanguard International
             Growth Fund                                 4,234       6,689       3,907       5,294
          Vanguard Index Trust
             Extended Market Portfolio                   7,849      11,577       6,714       8,496
          Vanguard Explorer Fund                        42,048      66,355      35,007      48,344
                                                      --------    --------    --------    --------
                                                      $270,822    $358,768    $262,658    $368,328
                                                      ========    ========    ========    ========

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 5 -  OPTIONS

          On May 20, 1998, the stockholders of the Company adopted the Unified Financial Services, Inc. 1998 Stock Incentive Plan, which plan subsequently was amended by the stockholders on May 27, 1999. The Stock Incentive Plan provides for the granting of stock options and other stock-based awards. The total number of shares of Common Stock issuable under the Stock Incentive Plan is not to exceed 500,000 shares, subject to adjustment in the event of any change in the Company's outstanding shares by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar changes generally affecting stockholders of the Company. Of these 500,000 shares of stock, no more than 250,000 shares may be issued to participants in the Stock Incentive Plan in any plan year.

          Under the terms of the Stock Incentive Plan, employees, directors, advisors and consultants of the Company and its subsidiaries will be eligible to receive the following: (a) Incentive Stock Options; (b) Nonqualified Stock Options; (c) Stock Appreciation Rights ("SAR"); (d) Restricted Stock;
          (e) Restricted Stock Units; and (f) Performance
          Awards.

          As of December 31, 1999 and 1998, the Board of Directors of the Company had granted options to acquire 105,961 and 37,526 shares, respectively, of Common Stock to certain employees, directors and advisers of the Company. Such options have exercise prices as follows:

             For the year ended December 31, 1999:
               6,400 share at $25.00 per share
               19,551 share at $27.50 per share
               500 share at $30.25 per share
               79,010 share at $40.00 per share
               500 share at $44.00 per share

             For the year ended December 31, 1998:
               6,800 shares at $25.00 per share
               20,051 shares at $27.50 per share
               10,675 shares at $40.00 per share

          As of December 31, 1999 and 1998, 103,661 and 36,226,
          respectively, of such options, were intended to qualify as incentive stock options pursuant to
          Section 422 of the Internal Revenue Code of 1986, as amended.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 6 -  DEBT AND RELATED MATTERS

          Debt at December 31, 1999 and 1998 consisted of the following:

                                                                                   1999           1998
                                                                                   ----           ----
          Bank notes payable:
          ------------------
            Payable in monthly installments including interest at
            prime plus .5%, final payment due December 31, 2001,
            collaterized by communication and computer hardware
            and software                                                        $  183,418     $  321,576

            Payable in monthly installments including interest at
            8.5%, final payment due June 30, 2000, secured by
            assignment of receivables                                            2,293,750             --

            Payable at maturity, June 30, 2000, interest at
            prime, secured by assignment of receivables                          1,710,000      1,350,000

            Payable in monthly installments including interest at
            8.25%, final payment due March 31, 2014, collateralized
            by equipment                                                           364,827             --

            Payable in monthly installments including interest at
            10.4%, final payment due April 26, 2002, collateralized
            by equipment                                                            16,001         21,922

            Payable in monthly installments including interest at
            10.576%, final payment due September 24, 2002,
            collateralized by equipment                                             17,003         23,749

            Payable at maturity, June 30, 1999, interest at
            prime, secured by certain company assets                                    --        400,000

            Payable at maturity, January 30, 1999, interest at
            prime secured by certain company assets                                     --      1,800,000

            Payable at maturity, January 30, 2001, interest at
            prime secured by certain company assets                                     --      1,250,000

          Note payable, individual,
            Payable in six annual installments of $150,952,
            interest at prime plus 1%, final payment due
            January 1, 2004, unsecured                                                  --        743,944
                                                                                ----------     ----------

                                                                                 4,584,999      5,911,191

          Less current maturities                                                4,070,968      3,886,612
                                                                                ----------     ----------

          Long-term portion                                                     $  514,031     $2,024,579
                                                                                ==========     ==========

          The maturities of long-term debt maturity for each of the succeeding five years subsequent to December 31, 1999, are as follows: 2000--$4,070,968; 2001--$53,085; 2002--$49,838;
          2003--$48,731; 2004 and beyond--$362,377.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 7 -  CAPITAL LEASE OBLIGATIONS

          The Company leases both computer and office equipment under capital leases. The lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of December 31, 1999:

            YEAR ENDED DECEMBER 31,                       AMOUNT
            -----------------------                       ------
                    2000                                  $32,385
                    2001                                    8,355
                    2002                                      724
                    2003                                      483
                                                          -------
                                                           41,947
                    Less: amount representing interest      2,941
                                                          -------
                       Total                              $39,006
                                                          =======

Note 8 -  RENTAL AND LEASE INFORMATION

          The Company leases certain office facilities and equipment. Rental expense for the years ended
          December 31, 1999 and 1998 was $973,820 and
          $704,977, respectively.

          At December 31, 1999, the Company was committed to minimal rental payments under certain noncancellable operating leases. Generally, these leases include cancellation clauses. As of December 31, 1999, the minimum future rental commitments for each of the succeeding five years subsequent to December 31, 1999 were as follows: 2000--$1,704,894; 2001--$1,647,897;
          2002--$968,159; 2003--$564,013; and 2004 and
          thereafter--$1,651,346.

Note 9 -  COMMITMENTS AND CONTINGENCIES

          The Company is a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on the Company's financial position or results of operations for the years ended
          December 31, 1999 and 1998.

Note 10 - EMPLOYEE BENEFIT PLANS

          The Company and its subsidiaries provide a defined contribution retirement plan that covers substantially all employees. The Company's Board of Directors determines contributions to the plan. For 1999 and 1998, the Board of Directors made contributions to the plan in the amount of $-0- and $10,851, respectively.

          The Company also maintains a section 401(k) plan as part of the defined contribution retirement plan.
          The plan includes a matching for funds contributed into the Unified family of mutual funds. The Company will match the employee's contribution up to fifty percent of the first six percent of the employee's pre-tax contribution.

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 11 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET
          CAPITAL REQUIREMENTS

          Unified Management Corporation, Commonwealth Investment Services and AmeriPrime Financial Securities are subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000 for Unified Management Corporation, and $5,000 for Commonwealth Investment Services and AmeriPrime Financial Securities, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to
          1. At December 31, 1999 and 1998, the net capital and ratio of aggregate indebtedness for each of these entities was as follows:

                                                         1999       1998
                                                         ----       ----
          Net Capital:
               Unified Management Corporation        $  424,177   $  548,703
               Commonwealth Investment Services          54,946       34,928
               AmeriPrime Financial Securities          268,551      160,895
          Ratio of Aggregate Indebtedness:
               Unified Management Corporation         1.19 to 1    .506 to 1
               Commonwealth Investment Services        .65 to 1     .75 to 1
               AmeriPrime Financial Securities         .18 to 1       0 to 1

          Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Management Corporation, Commonwealth Investment Services and AmeriPrime Financial Securities calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement for Unified Management Corporation, Commonwealth Investment Services and AmeriPrime Financial Securities was $-0- at December 31, 1999 and 1998. Balances segregated in excess of reserve requirements are not restricted.

Note 12 - COMMON AND PREFERRED STOCK

          Common Stock:

          Acquisitions
          ------------
          The Company has 20,000,000 authorized shares of Common
          Stock. In connection with the acquisitions consummated during 1999 and 1998, the Company issued shares of Common Stock as follows:


          COMPANY ACQUIRED                           DATE ACQUIRED        SHARES ISSUED
          ----------------                           -------------        -------------
          1999
          ----
          M. Wilson & Associates                   January 1, 1999             3,636
          Commonwealth Investment Services          June 1, 1999              27,500
          Fully Armed Productions                   June 1, 1999              18,182

          1998
          ----
          Resource Benefit Planners                March 10, 1998             12,000
          EMCO Estate Management Company           August 21, 1998            11,000
          Fiduciary Counsel                        August 21, 1998            36,110
          Equity Underwriters Group               December 17, 1998          241,745
          Commonwealth Premium
             Finance Corporation                  December 17, 1998           12,800
          Strategic Fund Services                 December 22, 1998            7,500
          AmeriPrime Financial Services           December 31, 1998          410,000

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------


Note 12 - COMMON AND PREFERRED STOCK (continued)

          Private Placement Offerings
          ---------------------------
          Effective December 10, 1998, the Company commenced a private placement offering to sell a maximum of 1,750,000 shares of Common Stock. Effective September 27, 1999, the size of the offering was reduced to 750,000 shares of Common Stock, which shares are being offered at a price of $40.00 per share. The offering will terminate on the earlier occurrence of (1) subscriptions for 750,000 shares having been accepted or (2) March 31 2000; provided, however, the Company reserves the right to terminate the offering at any time, without notice. As of December 31, 1999, the Company had issued 238,270 shares of Common Stock. For the year ended December 31, 1999, aggregate brokerage fees of $901,780 were paid to Unified Management Corporation and Commonwealth Investment Services in connection with this private placement offering, which amount is inclusive of $2,400 paid to external brokerage firms.

          Effective January 22, 1998, the Company commenced a private placement offering to sell a maximum of 600,000 shares of Common Stock. The first 400,000 shares offered were offered at a price of $25.00 per share and, upon acceptance by the Company of subscriptions for such 400,000 shares, the remaining 200,000 shares in the private placement were offered at a price of $27.50 for share. The offering terminated on June 30, 1998. As of December 31, 1998, the Company issued 450,738 shares of Common Stock pursuant to such offering. For the year ended December 31, 1998, aggregate brokerage fees of $772,000 were paid to Unified Management Corporation in connection with the private placement offering, which amount is inclusive of $140,000 paid to external brokerage firms.

          In the Company's two private placements, all shares of Common Stock were offered by the Company on a best efforts basis. There is no public market for any of the Company's securities and there can be no assurance that a market will develop in the future. The securities offered and sold by the Company in its private placements will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          Preferred Stock:

          As of December 31, 1999 and 1998, the total preferred shares authorized for the Company was 1,000,000 with a par value of $.01 per share, of which 200,000 and 102,100 shares, respectively, were designated at December 31, 1999 and 1998 as follows:

           PREFERRED                 SHARES          SHARES        SHARES          STATED          PAR
             STOCK                 DESIGNATED        ISSUED      OUTSTANDING        VALUE         VALUE
             -----                 ----------        ------      -----------        -----         -----
          1999:
             Series D               200,000             --             --           $200          $0.01
          1998:
             Series C                 2,100          2,100          1,672            100           0.01
             Series D               100,000             --             --            200           0.01

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 12 - COMMON AND PREFERRED STOCK (continued)

          Series C Preferred Stock
          ------------------------
          In 1999 and 1998, the Company issued 1,009 and 2,100 shares, respectively, of Series C 6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of the Company for total consideration of $310,900. Each share of Series C Preferred Stock was convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of Common
          Stock.   During the years ended December 31, 1999
          and 1998, 2,681 and 428 shares of Series C
          Preferred Stock were converted into 361,935 and 57,780 shares, respectively, of Common Stock. As of November 30, 1999, all outstanding shares of Series C Preferred Stock had been converted to Common Stock and, on December 23, 1999, the Company filed a Certificate of Elimination with respect to the Series C Preferred Stock with the Office of the Delaware Secretary of State.

          Series D Preferred Stock Authorized
          -----------------------------------
          In July 1998, the Company authorized 100,000 shares of Series D Convertible Junior Participating Preferred Stock. This amount was increased to 200,000 in May 1999. The Company has reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between the Company and Unified Fund Services, as rights agent. On August 26, 1998, the Board of Directors of the Company declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each Preferred Stock purchase right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

          Series A and Series B Preferred Stock Redemption
          ------------------------------------------------
          On April 25, 1998, the Company redeemed the outstanding Series A and Series B Preferred Stock of the Company. Total consideration of $1,738,326, consisting of principal and accrued interest, was paid to the holders of the Series A and Series B Preferred Stock in connection with the redemption of such shares. On September 14, 1998, the Company filed Certificates of Elimination with respect to the Series A and Series B preferred Stock with the Office of the Delaware Secretary of State.

Note 13 - RELATED PARTY TRANSACTIONS

          Commonwealth Premium Finance Corporation employees are paid through the Equity Insurance Managers payroll system, which serves as a common paymaster. Commonwealth Premium Finance Corporation's employees are eligible for all benefits that Equity Insurance Managers offers, although these benefits are paid for by Commonwealth Premium Finance Corporation. As of December 31, 1999 and 1998, Commonwealth Premium Finance Corporation's balance in unfunded contracts payable of $171,746 and $448,040, respectively, was owed to Equity Insurance Managers for the amount due on the insurance policy premiums that Equity Insurance Managers and Equity Insurance Managers of Illinois sold and Commonwealth Premium Finance Corporation financed. At December 31, 1999

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------

Note 13 - RELATED PARTY TRANSACTIONS (continued)

          and 1998, Equity Underwriting Group had $0 and $421,992, respectively, receivable from Commonwealth Premium Finance Corporation. Commonwealth Premium Finance Corporation also owed Equity Insurance Managers $0 and $21,911 for various expenses paid by Equity Insurance Managers in 1999 and 1998, respectively. Equity Underwriting Group paid various expenditures on behalf of 21st Century Claims Service throughout
          1999 and 1998.  Equity Underwriting Group had
          $845,603 and $318,129 due from 21st Century Claims Service as of December 31, 1999 and 1998, respectively. Equity Underwriting Group paid various expenditures on behalf of Equity Insurance Administrators throughout 1999 and 1998. Equity Underwriting Group had $52,409 and $202,728 due from Equity Insurance Administrators as of December 31, 1999 and 1998, respectively. Equity Underwriting Group had $362,046 and $0 due from Equity Insurance Managers as of December 31, 1999 and 1998, respectively.

Note 14 - INCOME TAXES

          Consolidated net operating loss carryforwards at December 31, 1999 amounted to approximately
          $13,700,000, expiring through 2008.

          Consolidated State of Indiana net operating loss carryforwards at December 31, 1999 amounted to approximately $13,000,000, expiring through 2008.

          The Company (increased) utilized approximately
          $(1,600,000) and $800,000 of net operating loss carryforwards during 1999 and 1998, respectively, to reduce current consolidated income tax expense to zero.

          The Company records deferred income taxes in accordance with Financial Accounting Standard ("FAS") No. 109. The deferred tax assets and liability in the consolidated financial statements as of December 31, 1999 and 1998 were as follows:

                                                     1999        1998
                                                     ----        ----
             Deferred tax assets                   $(5,707)    $(51,062)
             Deferred tax liability                 83,157       90,318
                                                   -------     --------
                Net deferred tax liability         $77,450     $ 39,256
                                                   =======     ========

          The components of income tax expense for the years ended December 31, 1999 and 1998 were as follows:

                                                      1999       1998
                                                      ----       ----
            Current income tax:
               Federal                             $ 48,083    $ 62,848
               State and local                       32,470       7,433
                                                   --------    --------
                  Total current income tax         $ 80,553    $ 70,281
                                                   ========    ========

            Deferred income tax:
               Federal                              (37,863)     19,080
               State and local                      (12,960)     61,097
                                                   --------    --------
                  Total deferred                    (50,823)     80,177
                                                   --------    --------
                  Total income tax                 $ 29,730    $150,458
                                                   ========    ========

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998



Note 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1999 and 1998.
          Financial Accounting Standards Board Statement
          No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                            DECEMBER 31,
                                                       -----------------------------------------------------
                                                                 1999                          1998
                                                       -----------------------      ------------------------
                                                       CARRYING        FAIR         CARRYING         FAIR
                                                        AMOUNT         VALUE         AMOUNT          VALUE
                                                       --------      ---------      ---------      ---------
          (IN THOUSANDS)
          Financial assets:
               Cash and cash equivalents               $5,709.1      $ 5,709.1      $10,395.8      $10,395.8
               Investment in:
                  Debt securities
                  Mutual funds                          1,216.9        1,216.9          726.1          726.1
               Notes receivable                         2,810.9        2,810.9             --             --
               Receivables (trade)                      9,138.7        9,138.7        8,910.6        8,910.6
               Prepaid and sundry                         899.9          899.9          230.0          230.0
          Financial liabilities:
               Current liabilities                     17,356.5       17,356.5       10,574.5       10,574.5
               Capital lease obligation                    39.0           39.0          137.9          137.9
               Long-term debt                           4,585.0        4,585.0        5,911.2        5,911.2

Note 16 - DISCLOSURES ABOUT REPORTING SEGMENTS

          The Company has six reportable segments: investment advisory, trust and retirement services;
          administrative and back office support services, brokerage and brokerage services; finance;
          insurance brokerage; and corporate and start-up.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

          The Company's reportable segments are strategic business units that offer different products and services.
          They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, gross margin, total assets, capital expenditures and depreciation and amortization were as follows for the years ended December 31, 1999 and 1998:

                    UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1999 AND 1998
                      --------------------------


Note 16 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                                                   1999           1998
                                                                                   ----           ----
          (IN THOUSANDS)
          Revenues:
               Investment advisory, trust and retirement services                $ 6,286.9      $ 4,686.0
               Administrative and back office support services                     4,292.1        3,100.9
               Brokerage and brokerage services                                    4,074.0        5,103.8
               Finance                                                               623.7          395.0
               Insurance brokerage                                                 9,202.8        9,691.9
               Corporate and start-up                                              1,138.1          470.9
                                                                                 ---------      ---------
                  Total                                                          $25,617.6      $23,448.5
                                                                                 =========      =========

          Gross margin:
               Investment advisory, trust and retirement services                $ 5,907.6      $ 4,439.9
               Administrative and back office support services                     3,531.4        2,536.0
               Brokerage and brokerage services                                    2,263.7        1,994.9
               Finance                                                               484.1          395.0
               Insurance brokerage                                                 5,012.3        5,103.1
               Corporate and start-up                                              1,138.1          470.9
                                                                                 ---------      ---------
                  Total                                                          $18,337.2      $14,939.8
                                                                                 =========      =========

          Total assets
               Investment advisory, trust and retirement services                $ 5,982.9      $ 5,226.2
               Administrative and back office support services                     2,148.0        1,256.7
               Brokerage and brokerage services                                    1,641.5        1,311.2
               Finance                                                             2,173.4        1,914.4
               Insurance brokerage                                                 7,642.3        9,144.5
               Corporate and start-up                                             16,949.4        7,645.6
                                                                                 ---------      ---------
                  Total                                                          $36,537.5      $26,498.6
                                                                                 =========      =========

          Capital expenditures:
               Investment advisory, trust and retirement services                $   108.5      $    92.7
               Administrative and back office support services                        97.5          244.9
               Brokerage and brokerage services                                       27.6           42.6
               Finance                                                                40.3           54.2
               Insurance brokerage                                                   131.7             --
               Corporate and start-up                                              1,622.0           77.6
                                                                                 ---------      ---------
                  Total                                                          $ 2,027.6      $   512.0
                                                                                 =========      =========

          Depreciation and amortization:
               Investment advisory, trust and retirement services                $   204.8      $   431.1
               Administrative and back office support services                        76.2          130.9
               Brokerage and brokerage services                                       36.1           26.4
               Finance                                                                69.8           69.6
               Insurance brokerage                                                   227.1          199.9
               Corporate and start-up                                                216.6           91.4
                                                                                 ---------      ---------
                  Total                                                          $   830.6      $   949.3
                                                                                 =========      =========

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

          Not applicable.


                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

          Information regarding our directors is contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Proposal 1: Election of Directors" and is incorporated herein by reference. Information regarding our executive officers is contained in this report under Item 4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

          Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial
Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

          Information regarding executive compensation is contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Board of Directors and Committees" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

          Information regarding security ownership of certain beneficial owners and management is contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          Information regarding certain relationships and related transactions is contained in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Certain Relationships and Related Transactions" and "Board of Directors and Committees," and is incorporated herein by reference.

          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
                    --------------------------------

                    (a)  Exhibits:

                         See Exhibit Index on pages 49-52 hereto.

                    (b)  Reports on Form 8-K.

                         During the three months ended December 31, 1999, we did not file any Current Reports on Form 8-K.

                        SIGNATURES


          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 13th day of April 2000.

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


      Signature                                 Title                               Date

/s/ Timothy L. Ashburn              Chairman of the Board, President           April 13, 2000
------------------------------      and Chief Executive Officer
Timothy L. Ashburn

/s/ Thomas G. Napurano              Executive Vice President,                  April 13, 2000
------------------------------      Chief Financial Officer
Thomas G. Napurano                  and Director




/s/ John S. Penn                    Executive Vice President,                  April 13, 2000
------------------------------      Chief Operating Officer
John S. Penn                        and Director

/s/ Weaver H. Gaines                Director                                   April 13, 2000
------------------------------
Weaver H. Gaines


/s/ Jack R. Orben                   Director                                   March 29, 2000
------------------------------
Jack R. Orben


/s/ Dr. Gregory W. Kasten           Director                                   April 13, 2000
------------------------------
Dr. Gregory W. Kasten

                           EXHIBIT INDEX

Ex. No.                     Description
-------                     -----------

3.1(a) Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1(a) to the Company's
          Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

3.1(b) Certificate of Amendment of Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's
          Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, is incorporated by reference herein.

3.2 By-laws of the Company, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

4.1 Certificate of Designations, Preferences and Rights of Series D Junior Participating Preferred Stock of the Company, filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, is incorporated herein by reference.

4.2 Rights Agreement, dated as of August 26, 1998, between the Company and Unified Fund Services, Inc., filed as
          Exhibit 1 to the Company's Registration Statement on Form 8-A dated September 3, 1998, is incorporated herein by reference.

10.1 Employment Agreement dated as of June 1, 1997 by and between Health Financial, Inc. and Dr. Gregory W. Kasten, filed as Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form 10-SB, is incorporated herein by reference.<F*>

10.2 Employment Agreement dated as of December 16, 1998 by and between Equity Underwriting Group, Inc. and
          John R. Owens, filed as Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.<F*>

10.3 Agreement and Plan of Merger, dated as of July 10, 1998, by and among the Company, Fiduciary Acquisition
          Corporation, Fiduciary Counsel, Inc., Associated
          Family Services, Inc., Intellectronic Management
          Systems, Inc., Jack R. Orben, Andrew E. Beer and
          Charles C. Hickox, filed as Exhibit 2 to the
          Company's Current Report on Form 8-K dated
          August 21, 1998, is incorporated herein by reference.

10.4 Agreement and Plan of Merger, dated as of October 16, 1998, by and among the Company, AmeriPrime Acquisition Corporation, AmeriPrime Financial Services, Inc.
          and Kenneth D. Trumpfheller, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 16, 1998, is incorporated herein by reference.

10.5 Agreement and Plan of Merger, dated as of October 16, 1998, by and among the Company, Equity
          Acquisition Corporation, Equity Underwriting Group, Inc., John R. Owens and D. Richard Meyer, filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated
          October 16, 1998, is incorporated herein by reference.

10.6 First Amendment to Agreement and Plan of Merger, dated as of December 14, 1998, by and among the Company, Equity Acquisition Corporation, Equity Underwriting Group,
          Inc., John R. Owens and D. Richard Meyer, filed as
          Exhibit 2.2 to the Company's Current Report on Form
          8-K dated December 17, 1998, is incorporated herein by reference.

10.7      Amended and Restated Unified Financial Services, Inc.
          1998 Stock Incentive Plan, filed as Annex A to the
          Company's Proxy Statement for the Company's 1999
          Annual Meeting, is incorporated herein by reference.<F*>

10.08 Third Amendment to Loan Agreement, dated as of July 23, 1998, by and among Commonwealth Premium Finance Corporation, John R. Owens, D. Richard Meyer and Bank One, Kentucky, NA, filed as Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.09 Renewed Revolving Credit Note, dated as of June 18, 1998, issued by Commonwealth Premium Finance Corporation in favor of Bank One, Kentucky, NA, filed as Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.10 Fourth Amendment to Loan Agreement, dated as of February 25, 1999, by and among Commonwealth Premium Finance Corporation, the Company and Bank One, Kentucky, NA, filed as Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.11     Guaranty of Payment and Performance, dated
          February 25, 1999, by the Company, filed as Exhibit
          10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.12 Stock Pledge and Security Agreement, dated as of February 25, 1999, by and among the Company and Bank One, Kentucky, NA, filed as Exhibit 10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.13 First Amendment to Loan Agreement, dated as of July 23, 1998, by and among Equity Underwriting Group, Inc., Equity Insurance Managers, Inc., 21st Century Claim Service, Inc., John R. Owens, D. Richard Meyer and
          Bank One, Kentucky, NA, filed as Exhibit 10.31 to the Company's Annual

          Report on Form 10-KSB for the year ended
          December 31, 1998, is incorporated herein by reference.

10.14 Amended and Restated Revolving Credit Note, dated as of July 23, 1998, issued by Equity Insurance Managers, Inc. in favor of Bank One, Kentucky, NA, filed as
          Exhibit 10.32 to the Company's Annual Report on
          Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.15 Second Amendment to Loan Agreement, dated as of February 25, 1999, by and among Equity Underwriting Group, Inc., Equity Insurance Managers, Inc., 21st Century Claim Service, Inc., the Company and Bank One, Kentucky,
          NA, filed as Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.16 Amended and Restated Term Note, dated as of February 25, 1999, issued by Equity Underwriting Group, Inc. and Equity Insurance Managers, Inc. in favor of Bank
          One, Kentucky, NA, filed as Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.17 Term Note, dated as of February 25, 1999, issued by Equity Underwriting Group, Inc. and Equity Insurance Managers, Inc. in favor of Bank One, Kentucky, NA, filed as Exhibit 10.35 to the Company's Annual Report on Form 10-KSB for the year ended
          December 31, 1998, is incorporated herein by reference.

10.18 Renewal Term Note, dated as of January 30, 1999, issued by 21st Century Claim Service, Inc. in favor of Bank One, Kentucky, NA, filed as Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.19 429 Pennsylvania Building Office Lease, dated as of November 7, 1997, by and between 429 Penn Partners and the Company, filed as Exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.20 First Addendum to Lease, dated as of June 25, 1998, by and between 429 Penn Partners and the Company, filed as Exhibit 10.38 to the Company's Annual Report on
          Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.21     Office Lease Agreement, dated as of November 4,
          1996, by and between MIF Realty L.P. and Equity
          Insurance Managers, Inc., filed as Exhibit 10.39 to the
          Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.22 Addendum, dated as of November 4, 1996, by and between MIF Realty L.P. and Equity Insurance Managers,
          Inc, filed as Exhibit 10.40 to the

          Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.23 Amendment and Extension of Lease, dated as of March 1, 1999, by and between Equity Insurance Managers, Inc. and Nashville Mini Storage, L.P., filed as
          Exhibit 10.41 to the Company's Annual Report on
          Form 10-KSB for the year ended December 31, 1998, is incorporated herein by reference.

10.24     Employment Agreement, dated as of December 31,
          1998, by and between the Company and Charles H. Binger, is filed herewith.<F*>

10.25 Employment Agreement, dated as of December 31, 1998, by and between the Company and David F. Morris, is filed herewith.<F*>

10.26 Loan Agreement, dated as of December 28, 1999, by and between Bank One Kentucky, NA, the Company and
          Commonwealth Premium Finance Corporation, is filed herewith.

10.27 Security Agreement, dated as of December 28, 1999, by and between Commonwealth Premium Finance Corporation and Bank One Kentucky, NA, is filed herewith.

10.28     Stock Pledge and Security Agreement, dated as of
          December 29, 1999, by and between the Company and Bank One Kentucky, NA, is filed herewith.

10.29 Guaranty of Payment and Performance, dated as of December 28, 1999, by the Company in favor of Bank
          One Kentucky, NA, is filed herewith.

10.30     Renewal Revolving Credit Note, dated as of December 28,
          1999, by Commonwealth Premium Finance Corporation in favor of Bank One Kentucky, NA, is filed herewith.

10.31     Term Note, dated as of December 28, 1999, by the
          Company in favor of Bank One Kentucky, NA, is filed herewith.

11.1      Computations of Earnings per Share, is filed herewith.

21.1      List of Subsidiaries is filed herewith.

23.1 Consent of Larry E. Nunn & Associates, LLC with respect to its report dated February 2, 2000 regarding the consolidated financial statements of the Company as of and for the years ended December 31, 1999 and 1998 is filed herewith.

24.1      Power of Attorney (included on signature page hereto).

27.1 Financial Data Schedule (December 31, 1999) is filed herewith.

27.2 Restated Financial Data Schedule (December 31, 1998) is filed herewith.

[FN]
-------------
<F*>    Management contract or compensatory plan or arrangement.