Form 10-Q
period 2000-03-31
UNIFIED FINANCIAL SERVICES INC
filed 2000-05-22
CIK 1033926

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                             FORM 10-Q


    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          MARCH 31, 2000
                               ------------------------------------------------


Commission file number                  0-22629
                      ---------------------------------------------------------

                      UNIFIED FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              DELAWARE                              35-1797759
-----------------------------------  ------------------------------------------
    (State or other jurisdiction       (I.R.S. Employer Identification No.)
        of incorporation or
           organization)

                       431 NORTH PENNSYLVANIA STREET
                        INDIANAPOLIS, INDIANA 46204
-------------------------------------------------------------------------------
(Address of principal executive offices)
(Zip Code)

                              (317) 634-3301
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/x/ Yes      / / No


                                              Number of shares
           Title of class              outstanding as of May 15, 2000
-----------------------------------  ----------------------------------
   Common stock, $0.01 par value                 2,879,712

                                UNIFIED FINANCIAL SERVICES, INC.
                                            FORM 10-Q

                                              INDEX

                                                                                         Page
                                                                                         ----

PART I.         FINANCIAL INFORMATION

      Item 1.   Financial Statements:

                Consolidated Statements of Financial Condition - March 31, 2000
                (Unaudited) and December 31, 1999                                           1

                Consolidated Statements of Operations (Unaudited) - Three Months
                Ended March 31, 2000 and 1999                                               3

                Consolidated Statements of Comprehensive Income (Unaudited) - Three
                Months Ended March 31, 2000 and 1999                                        4

                Consolidated Statements of Cash Flow (Unaudited) - Three Months
                Ended March 31, 2000 and 1999                                               5

                Notes to Consolidated Financial Statements                                  6

      Item 2.   Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                      14

                Cautionary Statement Regarding Forward-Looking Statements                  14

                General                                                                    14

                Comparison of Results for the Three Months March 31, 2000 and 1999         15

                Liquidity and Capital Resources                                            18

                Risk Factors                                                               18

      Item 3.   Quantitative and Qualitative Disclosure About Market Risk                  22

PART II.        OTHER INFORMATION

      Item 2.   Changes in Securities and Use of Proceeds                                  23

      Item 6.   Exhibits and Reports on Form 8-K                                           23

SIGNATURES                                                                                 24

EXHIBIT INDEX                                                                              25

PART I.    FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                         ASSETS
                                         ------


                                                                 MARCH 31,
                                                                    2000          DECEMBER 31,
                                                                (UNAUDITED)           1999
                                                                -----------           ----
Current Assets
   Cash and cash equivalents                                    $ 5,079,541       $ 5,709,082
   Due from banks                                                   521,077           314,815
   Federal funds sold                                                    --         4,922,000
   Bond investments                                              11,966,442         5,515,156
   Investment in affiliated mutual funds                            338,075           326,271
   Investment in securities and non-affiliated
    mutual funds                                                    543,202           424,547
   Loans receivable (net of allowance for loan
    losses of $95,000 for 2000 and $33,000
    for 1999)                                                     7,377,808         2,810,876
   Accounts receivable (net of allowance for
    doubtful accounts of $24,100 for 2000 and
    $38,326 for 1999)                                             9,669,115         9,604,833
   Prepaid assets and deposits                                      557,884           899,867
   Deferred tax asset                                                    --             5,707
                                                                -----------       -----------

      Total current assets                                       36,053,144        30,533,154
                                                                -----------       -----------

Fixed Assets, at cost
   Equipment and furniture (net of accumulated
    depreciation of $3,685,676 for 2000 and
    $3,512,135 for 1999)                                          2,975,621         2,944,610
                                                                -----------       -----------
      Total fixed assets                                          2,975,621         2,944,610
                                                                -----------       -----------
Non-Current Assets
   Investment in debt securities                                    882,780         1,073,621
   Organization cost (net of accumulated
    amortization of $64,318 for 2000 and $32,019 for 1999)          608,497           641,688
   Goodwill (net of accumulated amortization of
    $165,173 for 2000 and $139,093 for 1999)                      1,188,621         1,214,701
   Other non-current assets                                         431,950           341,220
                                                                -----------       -----------
      Total non-current assets                                    3,111,848         3,271,230
                                                                -----------       -----------
         TOTAL ASSETS                                           $42,140,613       $36,748,994
                                                                ===========       ===========


(Continued on next page)
See accompanying notes.




UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                                 MARCH 31,        DECEMBER 31,
                                                                    2000              1999
                                                                -----------       ------------
                                                                (UNAUDITED)
Current Liabilities:
   Current portion of capital lease obligations                 $    22,095       $    30,073
   Current portion of bank borrowings                             2,056,647         2,343,965
   Line-of-credit                                                 1,850,000         1,727,003
   Federal and borrowed funds                                       438,525                --
   Customer deposits                                             13,779,147         7,331,853
   Accounts payable and accrued expenses                          1,837,361         2,731,970
   Accrued compensation and benefits                                552,978           549,093
   Payable to insurance companies                                 6,096,288         5,670,974
   Payable to broker-dealers                                        493,555           255,158
   Income taxes payable, current                                    109,728           136,630
   Income taxes payable, deferred                                    91,115            83,157
   Other liabilities                                                665,543           597,646
                                                                -----------       -----------
      Total current liabilities                                  27,992,982        21,457,522
                                                                -----------       -----------

Long-Term Liabilities
   Long-term portion of capital lease obligations                     5,705             8,933
   Long-term portion of borrowings                                  471,221           514,031
   Other long-term liabilities                                        5,423           104,742
   Deferred income taxes                                            102,520            85,779
                                                                -----------       -----------
      Total long-term liabilities                                   584,869           713,485
                                                                -----------       -----------
         Total liabilities                                       28,577,851        22,171,007
                                                                -----------       -----------

Commitments and Contingencies                                            --                --
                                                                -----------       -----------
Stockholders' Equity
   Common stock, par value $.01 per share                            33,294            33,294
   Additional paid-in capital                                    16,141,349        16,050,189
   Retained deficit                                              (2,509,339)       (1,292,794)
   Accumulated other comprehensive income                           (84,660)          (35,463)
                                                                -----------       -----------
                                                                 13,580,644        14,755,226
Treasury stock, at cost                                             (17,882)         (177,239)
                                                                -----------       -----------

         Total stockholders' equity                              13,562,762        14,577,987
                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $42,140,613       $36,748,994
                                                                ===========       ===========



See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                -----------------------------
                                                                    2000              1999
                                                                    ----              ----
REVENUES:
   Gross revenue (see Note 12)                                  $ 6,938,506        $6,633,903
                                                                -----------        ----------
      Total gross revenue                                         6,938,506         6,633,903
                                                                -----------        ----------

COST OF SALES:
   Cost of sales                                                  2,154,585         1,640,216
                                                                -----------        ----------
      Total cost of sales                                         2,154,585         1,640,216
                                                                -----------        ----------
      Gross profit (see note 12)                                  4,783,921         4,993,687
                                                                -----------        ----------

EXPENSES:
   Employee compensation and benefits                             3,176,625         2,417,639
   Brokerage operating charges                                      141,191           174,079
   Fund services operating expenses                                 166,507            41,328
   Mail and courier                                                 155,060           122,116
   Telephone                                                        147,199            73,814
   Equipment rental and maintenance                                 130,289            85,449
   Occupancy                                                        245,485           210,879
   Depreciation and amortization                                    235,498           222,995
   Professional fees                                                603,954           466,146
   Travel and entertainment                                         233,514            94,124
   Other operating expenses                                         804,562           873,861
                                                                -----------        ----------
      Total expenses                                              6,039,884         4,782,430
                                                                -----------        ----------

      Income (loss) from operations                              (1,255,963)          211,257
                                                                -----------        ----------

OTHER INCOME (LOSS)
   Unrealized gain (loss) on securities                               4,959           (30,126)
   Realized gain (loss) on securities                                14,838              (813)
   Loss on sale/disposal of fixed assets                               (436)               --
   All other                                                         32,667             7,143
                                                                -----------        ----------
      Total other income (loss)                                      52,028           (23,796)
                                                                -----------        ----------
Income (loss) before income taxes                                (1,203,935)          187,461
Income taxes                                                         12,610             4,562
                                                                -----------        ----------
Net income (loss)                                               $(1,216,545)       $  182,899
                                                                ===========        ==========
Per share earnings
   Basic common shares outstanding                                2,878,462         1,722,821
   Net income (loss) - basic                                    $     (0.42)       $     0.09
   Fully diluted common shares outstanding                        2,979,868         1,729,621
   Net income (loss) - fully diluted                            $     (0.41)       $     0.09


See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                -----------------------------
                                                                    2000               1999
                                                                    ----               ----

Net income (loss)                                               $(1,216,545)         $182,899
Other comprehensive income (loss), net of tax
   Unrealized loss on securities,
      net of reclassification adjustment                            (49,197)               --
                                                                -----------          --------

Comprehensive income (loss)                                     $(1,265,742)         $182,899
                                                                ===========          ========



See accompanying notes

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                -----------------------------
                                                                    2000              1999
                                                                    ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                            $(1,216,545)      $   182,899
   Adjustments to reconcile net income to cash
      provided by (used) in operating activities:
         Deferred income taxes                                       30,406           (99,969)
         Provision for depreciation and amortization                235,498           222,995
         Unrealized gain (loss) on investments                      (78,210)               --
         Loss on disposal of fixed assets                               436                --
         Loss on disposal of investment of debt securities            9,791                --
         Results of affiliate/minority interest                          --            (6,841)
         Deferred start-up costs                                         --          (100,000)
         (Increase) decrease in operating assets
            Receivables                                             (64,282)       (1,251,247)
            Prepaid and sundry assets                               341,983            63,663
            Net loans receivable                                 (4,566,932)               --
            Bond investments                                     (6,451,286)               --
            Federal funds sold                                    4,922,000                --
            Due from banks                                         (206,262)               --
            Other non-current assets                                (90,730)               --
         Increase (decrease) in operating liabilities
            Customer deposits                                     6,447,294                --
            Payable to insurance companies                          425,314                --
            Payable to broker/dealer                                238,397                --
            Accounts payable and accrued expenses                  (894,609)          (14,018)
            Accrued compensation and benefits                         3,885           315,905
            Other liabilities                                        67,897          (161,495)
            Accrued income taxes                                    (26,902)           (1,450)
            Other non-current liabilities                           (99,319)               --
                                                                -----------       -----------
   Net cash used in operating activities                           (972,176)         (849,558)
                                                                -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                           (207,995)         (769,972)
   Proceeds from sale of fixed assets                                    80                --
   Investment in securities and mutual funds                       (101,446)           50,320
   Proceeds from sale of debt securities                            181,291                --
                                                                -----------       -----------
   Net cash used in investing activities                           (128,070)         (719,652)
                                                                -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                --           179,800
   Proceeds from reissuance of treasury stock                       250,517                --
   Proceeds from borrowings                                              --           373,700
   Dividends to Unified Investment Services and Fully Armed
      Production shareholders                                            --            (3,435)
   Proceeds from Federal and borrowed funds                         438,525                --
   Proceeds from line of credit borrowing                           122,997                --
   Repayment of borrowings                                         (330,128)       (1,271,509)
   Repayment of capital lease obligations                           (11,206)          (13,679)
                                                                -----------       -----------
   Net cash provided (used) in financing activities                 470,705          (735,123)
                                                                -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (629,541)       (2,304,333)

CASH AND CASH EQUIVALENTS -- Beginning of year                    5,709,082        10,380,848
                                                                -----------       -----------
CASH AND CASH EQUIVALENTS -- End of period                      $ 5,079,541       $ 8,076,515
                                                                ===========       ===========



See accompanying notes.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 1 -  NATURE OF OPERATIONS

          Unified Financial Services, Inc., a Delaware holding company for various financial services companies that also does business as Unified.com, was organized on December 7, 1989. We distribute a vertically integrated financial services platform via the Internet and via the traditional industry channels of our subsidiaries. As of March 31, 2000, we maintained in excess of $1.5 billion of assets under management and $5 billion of assets under service. Through our subsidiaries, all of which are wholly owned, we provide services primarily in six lines of business: investment advisory, trust and retirement services; administrative and back office support services; brokerage and brokerage services; finance; insurance brokerage; and corporate and start-up.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated financial statements include the accounts of Unified Financial Services, Inc. and our subsidiaries after elimination of all material intercompany accounts and transactions.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

          The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          For further information refer to the consolidated financial statements and footnotes thereto included in our Annual
          Report on Form 10-KSB for the year ended December 31, 1999.

          The consolidated financial statements give retroactive effect to our pooling-of-interest transactions. As a result, the consolidated statements of financial condition, statements of operations and statements of cash flows are consolidated for all periods presented. As required by generally accepted accounting principles, the consolidated financial statements become our historical consolidated financial statements upon issuance of the financial statements for the periods that include the date of the transaction.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Financial Statement Presentation
          --------------------------------
          Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Note 3 -  INVESTMENTS IN DEBT AND EQUITY SECURITIES

          First Lexington Trust Company, a subsidiary of our company, was required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital while trust assets under management did not exceed $100,000,000. When trust assets under management exceeded $100,000,000, the capital requirement increased by $350,000. Each incremental increase of $25,000,000 in assets under management over $100,000,000 requires the capital requirement to increase by $90,000. First Lexington Trust Company's capital requirement as of March 31, 2000 and December 31, 1999 was $1,690,000 and $1,510,000,
          respectively.

          It is our intention to hold the required capital in debt securities and cash accounts to conform to this requirement.

Note 4 -  OPTIONS

          Under the terms of our Stock Incentive Plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following:
          (a) incentive stock options; (b) nonqualified stock options;
          (c) stock appreciation rights; (d) restricted stock;
          (e) restricted stock units; and (f) performance awards.

          As of March 31, 2000, our board of directors had granted options to acquire 101,406 shares of our common stock to certain of our employees, directors and advisers. Such options have exercise prices as follows:

               6,400 share at $25.00 per share
               19,231 share at $27.50 per share
               500 share at $30.25 per share
               74,775 share at $40.00 per share
               500 share at $44.00 per share

          As of March 31, 2000, 99,106 of such options were intended to qualify as incentive stock options pursuant to
          Section 422 of the Internal Revenue Code of 1986, as amended.

               Options outstanding at December 31, 1999       105,961
               Options issued during period at exercise
                  price of $40.00 per share                     6,650
               Options exercised during period                    --
               Forfeitures
                    At $27.50 per share                           320
                    At $40.00 per share                        10,885
               Options outstanding at March 31, 2000          101,406

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 5 -  DEBT AND RELATED MATTERS

          Debt at March 31, 2000 consisted of the following:

          Bank notes payable:
          -------------------

               Payable in monthly installments including interest at
               prime plus .5%, final payment due December 31, 2001,
               collateralized by communication and computer hardware
               and software                                                        $  145,737

               Payable in monthly installments including interest at
               8.5%, final payment due June 30, 2000, secured by
               assignment of receivables                                            1,993,750

               Payable at maturity, June 30, 2000, interest at
               prime, secured by assignment of receivables                          1,850,000

               Payable in monthly installments including interest at
               8.25%, final payment due March 31, 2014, collateralized
               by equipment                                                           361,400

               Payable in monthly installments including interest at
               10.4%, final payment due April 26, 2002, collateralized
               by equipment                                                            14,466

               Loan payable at maturity, December 31, 2000, interest at 10.25%         12,515
                                                                                   ----------
                                                                                    4,377,868

            Less current maturities                                                 3,906,647
                                                                                   ----------

            Long-term portion                                                      $  471,221
                                                                                   ==========

          The maturities of long-term debt maturity for each of the succeeding five years subsequent to March 31, 2000, are as follows: 2000--$3,906,648; 2001--$53,694; 2002--$48,410;
          2003--$49,231; 2004 and beyond--$319,885.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 6 -  CAPITAL LEASE OBLIGATIONS

          We lease both computer and office equipment under capital leases. The lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of March 31, 2000:

            YEAR ENDED MARCH 31,                              AMOUNT
            --------------------                              ------
                  2000                                        $23,672
                  2001                                          5,085
                  2002                                            724
                  2003                                            301
                                                              -------
                                                               29,782
                  Less: amount representing interest            1,982
                                                              -------
                       Total                                  $27,800
                                                              =======

Note 7 -  RENTAL AND LEASE INFORMATION

          We lease certain office facilities and equipment. Rental expense for the three months ended March 31, 2000 and 1999 was $245,485 and $206,374, respectively.

          At March 31, 2000, we were committed to minimal rental payments under certain noncancellable operating leases. Generally, these leases include cancellation clauses. As of March 31, 2000, the minimum future rental commitments for each of the succeeding five years subsequent to March 31, 2000 were as follows: 2001--$1,722,292; 2002--$1,653,798;
          2003--$738,461; 2004--$558,108; and 2005 and
          thereafter--$1,555,660.

Note 8 -  COMMITMENTS AND CONTINGENCIES

          We are a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Note 9 -  CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
          REQUIREMENTS

          Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities are subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000 for Unified Management Corporation, and $5,000 for Unified Investment Services and AmeriPrime Financial Securities, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At March 31, 2000, the net capital and ratio of aggregate indebtedness for each of these entities was as follows:

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 9 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS (continued)

                                                             MARCH 31,
                                                               2000
                                                            ----------
            Net capital:
               Unified Management Corporation                $358,972
               Unified Investment Services                      6,700
               AmeriPrime Financial Securities                279,544
            Ratio of aggregate indebtedness:
               Unified Management Corporation               1.93 to 1
               Unified Investment Services                   .03 to 1
               AmeriPrime Financial Securities                 0 to 1

          Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement for Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities was $-0- at March 31, 2000. Balances segregated in excess of reserve requirements are not restricted.

Note 10 - COMMON STOCK

          Effective December 10, 1998, we commenced a private placement offering to sell a maximum of 1,750,000 shares of our common stock. Effective September 27, 1999, the size of the offering was reduced to 750,000 shares of our common stock, which shares were offered at a price of $40.00 per share. The offering terminated on March 31, 2000. For the three months ended March 31, 2000 and 1999, we issued 8,600 and 4,495 shares, respectively, of our common stock. For the three months ended March 31, 2000 and 1999, aggregate brokerage fees of $34,400 and $0, respectively, were paid to Unified Management Corporation and Unified Investment Services in connection with this private placement offering, which amount is inclusive of $18,300 and $0, respectively, paid to external brokerage firms.

          In our private placement, all shares of our common stock were offered on a best efforts basis. There is no public market for any of our securities and there can be no assurance that a market will develop in the future. The securities offered and sold by us in our private placement will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of our financial instruments at March 31, 2000 and 1999. Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                 MARCH 31,
                                                      ---------------------------------------------------------------
                                                                  2000                                1999
                                                      ---------------------------         ---------------------------
                                                       CARRYING           FAIR             CARRYING           FAIR
                                                        AMOUNT            VALUE             AMOUNT            VALUE
                                                      ---------         ---------         ---------         ---------
            (IN THOUSANDS)
            Financial assets:
               Cash and cash equivalents              $ 5,079.5         $ 5,079.5         $ 8,076.5         $ 8,076.5
               Investment in:
                  Debt securities                         882.8             882.8             994.2             994.2
                  Mutual funds                            881.3             881.3             690.8             690.8
               Loans receivable                         7,377.8           7,377.8                --                --
               Receivables (trade)                      9,669.1           9,669.1          10,161.8          10,161.8
               Prepaid and sundry                         557.8             557.8             215.2             215.2
            Financial liabilities:
               Current liabilities                     25,914.3          25,914.3          10,717.7          10,717.7
               Capital lease obligation                    27.8              27.8              78.5              78.5
               Long-term debt                           2,527.9           2,527.9           5,059.0           5,059.0

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS

          We have six reportable segments: investment advisory, trust and retirement services; administrative and back office support services, brokerage and brokerage services; finance; insurance brokerage; and corporate and start-up.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

          Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, gross margin, total assets, capital expenditures and depreciation and amortization were as follows as of and for the three months ended March 31, 2000 and 1999:

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                                             AS OF AND FOR THE
                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ---------------------------
                                                                           2000              1999
                                                                           ----              ----
            (IN THOUSANDS)
            Revenues:
               Investment advisory, trust and retirement services       $ 1,642.1         $ 1,480.3
               Administrative and back office support services            1,413.3             941.1
               Brokerage and brokerage services                           1,000.8             887.6
               Finance                                                      109.4             109.3
               Insurance brokerage                                        2,235.0           2,319.9
               Corporate and start-up                                       537.9             895.6
                                                                        ---------         ---------
                  Total                                                 $ 6,938.5         $ 6,633.8
                                                                        =========         =========

            Gross margin:
               Investment advisory, trust and retirement services       $ 1,585.7         $ 1,418.4
               Administrative and back office support services            1,253.8             837.3
               Brokerage and brokerage services                             360.3             447.9
               Finance                                                      107.7             109.3
               Insurance brokerage                                        1,160.0           1,285.1
               Corporate and start-up                                       316.4             895.6
                                                                        ---------         ---------
                  Total                                                 $ 4,783.9         $ 4,993.6
                                                                        =========         =========

            Total assets
               Investment advisory, trust and retirement services       $ 6,147.1         $ 5,958.5
               Administrative and back office support services            2,186.5           1,421.2
               Brokerage and brokerage services                           1,600.0           1,351.4
               Finance                                                    2,273.4           1,963.7
               Insurance brokerage                                        6,549.3           7,920.9
               Corporate and start-up                                    23,384.3           7,704.9
                                                                        ---------         ---------
                  Total                                                 $42,140.6         $26,320.6
                                                                        =========         =========

            Capital expenditures:
               Investment advisory, trust and retirement services       $    56.2         $    25.7
               Administrative and back office support services               11.2              35.3
               Brokerage and brokerage services                               1.8              14.3
               Finance                                                       13.9               5.9
               Insurance brokerage                                           13.8              31.9
               Corporate and start-up                                       111.0             656.9
                                                                        ---------         ---------
                  Total                                                 $   207.9         $   770.0
                                                                        =========         =========

            Depreciation and amortization:
               Investment advisory, trust and retirement services       $    52.3         $    70.1
               Administrative and back office support services               21.5              19.3
               Brokerage and brokerage services                               8.4               8.1
               Finance                                                       11.2              15.3
               Insurance brokerage                                           29.4              55.8
               Corporate and start-up                                       112.6              54.3
                                                                        ---------         ---------
                  Total                                                 $   235.4         $   222.9
                                                                        =========         =========

                  UNIFIED FINANCIAL SERVICES, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      MARCH 31, 2000 AND 1999
                      -----------------------

Note 13 - SUBSEQUENT EVENTS

          On February 10, 2000, First Lexington Trust Company, a subsidiary of our company, filed applications with the Office of the Comptroller of the Currency to convert to a limited purpose national banking association. On May 9, 2000, the Office of the Comptroller of the Currency approved our applications. Upon consummation of the proposed transaction, First Lexington Trust Company will be renamed "Unified Trust Company, National Association." We believe that a national charter will more easily allow First Lexington Trust Company to pursue its business strategy of expanding its business outside of the Commonwealth of Kentucky. We anticipate consummating the conversion by June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a down turn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, insurance or banking industries or the imposition of regulatory penalties could have an effect on our operating results. These uncertainties, as well as others, are present in the financial services industry and stockholders are cautioned that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS MARCH 31, 2000 AND 1999

     The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the accompanying notes thereto.

     Revenues for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 increased $304,603, or 4.6%, from $6,633,903 to $6,938,506. For such periods, investment advisory, trust and retirement services revenues increased $161,780, or 10.9%, from $1,480,368 to $1,642,148, administrative and back office support services revenues increased $472,253, or 50.2%, from $941,059 to $1,413,312, brokerage and brokerage services revenues increased $113,126, or 12.7%, from $887,649 to $1,000,774, finance revenues increased $149, or 0.1%, from $109,286 to $109,435, insurance brokerage revenues declined $85,076, or 3.7%, from $2,319,981 to $2,234,905, and corporate and start-up revenues declined $357,629, or 39.9%, from $895,628 to $537,932.

     Investment advisory, trust and retirement services revenues increased principally due to the growth in assets under management and an increase in the number of retirement accounts serviced. Our assets under management increased approximately $100 million from March 31, 1999 to March 31, 2000, while average revenues per assets under management declined slightly. The increase in administrative and back office support services revenues principally was due to an increase in the number of mutual fund clients serviced and growth in assets under service. Fund services revenues, a component of administrative and back office support services revenues, increased $507,142, or 91.3%, for the first quarter of 2000 compared to the first quarter of 1999, which amount was partially offset by a $30,016, or 12.5%, decline in claims services revenues and a $26,660, or 53.5%, decline in financial administration revenues for such quarters. The increase in brokerage and brokerage services revenues for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 was due to an increase in trading volume due to the volatile market conditions experienced in early 2000. For such periods, non-Internet trades increased by approximately 39.3% and the ratio of gross revenue per trade increased from $27.79 per trade during the first quarter of 1999 to $36.03 per trade during the first quarter of 2000. Our Internet trading operation, which we started late in the first quarter of 1999, experienced a significant increase in the number of trades and an increase in the amount of revenue per trade. During the quarter ended March 31, 2000, commissions received by Unified Management Corporation in connection with the private placement of our common stock were approximately $34,400. Offsetting the increase in gross revenue was a decline in brokerage revenues at our Texas operation, which, during the first quarter of 1999, had a one-time commission of fund sales of approximately $100,000. Finance revenues, which are related to our insurance activities, remained constant between quarters. Insurance brokerage revenues declined for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 due to the sale of our Chicago insurance operations' book of business at year-end 1999. For the quarter ended March 31, 2000, revenues from our continuing insurance operations increased approximately 14.5% compared to the first quarter of 1999 due to an increase in overall premiums written. Current quarter premiums written totaled $9,417,000 as compared to $8,263,000 for the first quarter of 1999, an increase of 13.9%. Personal lines business premiums, which accounted for approximately 26% of the total premium volume, increased approximately 13.0% to $2,431,000 for the first quarter of 2000 compared to $2,151,000 during the first quarter of 1999. Commercial lines business premiums rose approximately 14.3% to $6,985,000 for the quarter ended March 31, 2000 compared to $6,112,000 during the first quarter of 1999. For the quarter ended March 31, 2000, corporate and start-up revenues declined compared to the first quarter of 1999 due to a one-time revenue item included in the 1999 results, partially offset by $310,000 in revenues at Unified Banking Company, which commenced business on November 11, 1999.

     Gross profit for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 declined $209,766, or 4.2%, from $4,993,687 to $4,783,921. For such periods, gross profit as a percentage of revenue declined to 68.9% from 75.3%. Investment advisory, trust and retirement services gross profit increased to $1,585,717 for the quarter ended March 31, 2000 from $1,418,368 for the quarter ended March 31, 1999 due to increased assets under management. Administration and back office support services gross profit increased to $1,253,789 for the quarter ended March 31, 2000 from $837,313 for the quarter ended March 31, 1999, primarily due to an increase in assets under service and the number of mutual fund clients served. Brokerage and brokerage services gross profit declined to $360,301 for the quarter ended March 31, 2000 from $447,586 for the first quarter of 1999 due to the loss of one client, partially offset by an increase in the number of securities and mutual funds trades, higher commissions on trades and trail commissions from mutual funds and the commissions received in connection with our private placement. The unit cost per trade remained consistent on the increased volume. Our finance operations gross margin of $107,652 for the first quarter of 2000 was comparable to the gross margin of $109,286 for the first quarter of 1999. Insurance brokerage gross profit of $1,160,041 declined $125,086 for the quarter ended March 31, 2000 compared to the first quarter of 1999. Our sale of the book of business of our Chicago insurance brokerage operation accounted for $174,358 of the difference, and was partially offset by an increase in business written by our continuing insurance operations. For the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, corporate and start-up gross profit declined due to a non-recurring revenue item that was included in the 1999 results and a decline in interest income earned on the proceeds of our private placements, partially offset by the results of Unified Banking Company, which was not included in our results of operations for the first quarter of 1999.

     Results from operations for the quarter ended March 31, 2000 was a loss of $1,255,963 compared to income from operations of $211,257 for the same quarter last year. Total expenses for the quarter ended March 31, 2000 were $6,039,884, or 87.0% of total revenue, as compared to $4,782,430, or 72.1% of total revenue, for the quarter ended March 31, 1999. Expenses during the quarter ended March 31,

2000 were up significantly due to the following: (i) additional staffing at our administrative and back office support services and investment advisory, trust and retirement operations which have experienced significant growth in new clients and assets under services and assets under management, coupled with an increased marketing effort (represented a $175,000 increase for the first quarter of 2000 compared to the same period last year); (ii) the re-engineering of trust services with the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems to provide clients with the highest quality services (represented $40,000 of total expenses for the quarter ended March 31, 2000 compared to $10,000 for the first quarter of 1999); (iii) our Internet on-line brokerage service, which required additional staff, website development and other website costs (represented $91,000 of the total expenses for the first quarter of 2000 compared to $0 for the first quarter of 1999); (iv) the ability of our clients to view their accounts via the Internet and the development of websites for us and each of our subsidiaries (represented a $35,000 increase for the first quarter of 2000 compared to the first quarter of 1999); and (v) our management expansion program which started in late 1998 and which has resulted in the hiring of numerous individuals who should contribute significantly to our future results (represented an increase of $217,000 for the quarter ended March 31, 2000 compared the quarter ended March 31, 1999). In addition, our start-up companies, VSX Technologies, Archer Trading, Unified Banking Company, Unified Capital Resources and Unified Employee Services added $1,113,000 in expense to the first quarter of 2000 compared to $31,000 for the first quarter of 1999.

     For the first quarter of 2000, employee compensation and benefits expense increased $759,000, or 31.4%, compared to the first quarter of 1999 due to personnel associated with our start-up companies, which accounted for $333,151 of the increase in expenses, expansion of our senior management team and the hiring of additional accounting and information services personnel, which accounted for $250,000 of the increase in expenses, and the hiring of additional personnel at our administration and back office support services operations in response in the increase in the volume of business of this operation. Fund services operating expenses increased $125,000, or 302.9%, due to an increase in pricing from third-party vendors, the number of user licenses we require and investment advisory expenses. Mail and courier expense increased $33,000, or 27.0%, from the first quarter of 1999 to the first quarter of 2000 due to additional marketing efforts at our insurance brokerage operations, Unified Banking Company and certain other start-up companies. For the first quarter of 2000, telephone expense increased $73,000, or 99.4%, compared to the first quarter of 1999 due to telephone costs associated with our start-up companies as well as increased marketing efforts by our insurance brokerage operations. Professional fees increased $138,000, or 29.6%, for the first quarter of 2000 compared to the first quarter of 1999 due to certain one-time consulting fees paid by us in the first quarter of 2000. Travel and entertainment expense increased $139,000, or 148.1%, for the first quarter of 2000 compared to the first quarter of 1999 due to costs associated with our private placement, the opening of Unified Banking Company and certain other start-up companies as well as additional travel by systems, legal and accounting personnel.

     Total other income was $52,028 for the first quarter of 2000, an increase of $75,824 from the $23,796 loss reported for the first quarter of 1999. Unrealized gain on securities of $4,959 during the quarter ended March 31, 2000 compared to a $30,126 loss during the quarter ended March 31, 1999. Realized gain on securities of $14,838 during the quarter ended March 31, 2000 compared to a $813 loss during the quarter ended March 31, 1999. All other income of $32,667 for the first quarter of 2000 compared to $7,143 for the first quarter of 1999.

     Net loss was $1,216,545 for the quarter ended March 31, 2000 compared with net income of $182,899 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, the increase in revenues, 4.6%, was offset by the increase in expenses, 26.3%, as compared to the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at March 31, 2000 from December 31, 1999 was $629,541. The net decrease reflected the repayment of borrowings, the purchase of fixed assets and a decline in accounts payable. We received $344,000 from the issuance of 8,600 shares of common stock in our private placement during the three months ended March 31, 2000.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The business activities of our company expose it to a variety of risks. Management of these risks is necessary for our long-term profitability. We manage these risks through the establishment of numerous policies, procedures and controls. The most significant risks that affect us are market risk and credit risk. Market risk is the risk of loss to us resulting from changes in interest rates, equity prices or both. We are exposed to market risk since we maintain positions in fixed-income and equity securities. We primarily manage our risk through the establishment of trading policies and guidelines and through the implementation of control and review procedures. We have a hands-on management philosophy, which provides for clear communication between all responsible parties for handling of fixed-income and equity securities. We do not act as a dealer, trader or end-user of complex derivative products, such as swaps, collars or caps nor do we provide advice or guidance on complex derivative products to clients. Interest rate risk refers to the risk of changes in the level or volatility of interest rates, the speed of payments on loans and the shape of yield curve and credit spreads. On November 1, 1999, Unified Banking Company, a federal savings bank and wholly owned subsidiary of our company, began operations. Unified Banking Company offer to the general public traditional banking products and services. On or before June 30, 2000, Unified Banking Company will establish guidelines, which will be approved by its board of directors, to monitor changes in net interest income due to movements in interest rates. The primary purpose of interest rate risk management is to control the effects of interest rate movements on net income. Unified Banking Company intends to develop computer simulation models, which will give an indication of the effect of interest rate movements. We consider interest rate risk to be the most important market risk. Unified Banking Company's pricing policy is that generally all earning assets and interest bearing liabilities be either based on floating rates or have a fixed rate not exceeding five years. Real estate mortgages originated by Unified Banking Company and held on its books, while having longer that five-year amortization schedules, are comprised of five-year or less fixed rates or variable rate loans. To reduce exposure to interest rate movements, Unified Banking Company originates and sells in the secondary market those real estate loans with longer than five year fixed rates.

PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended March 31, 2000, the only sales of our securities were 8,600 shares of our common stock issued by us in connection with our private placement at a price of $40.00 per share. All shares of stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          See Exhibit Index attached hereto.

     (b)  Reports on Form 8-K.

     On February 4, 2000, we filed a Current Report on Form 8-K to report that we had terminated negotiations with Medical Acceptance Corporation regarding our proposed acquisition of Medical Acceptance Corporation, a Kentucky corporation that specialized in health care self-pay and billing accounts.

                             SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 UNIFIED FINANCIAL SERVICES, INC.
                                 (Registrant)



Dated: May 19, 2000              By: /s/ Timothy L. Ashburn
                                    ---------------------------------------
                                    Timothy L. Ashburn, Chairman and
                                    Chief Executive Officer



Dated: May 19, 2000              By: /s/ Thomas G. Napurano
                                    ---------------------------------------
                                    Thomas G. Napurano, Executive Vice
                                    President and Chief Financial
                                    Officer

EXHIBIT INDEX


Ex. No.                     Description
-------                     -----------

 11.1          Computations of Earnings per Share.

 27.1          Financial Data Schedule (March 31, 2000).

 27.2          Restated Financial Data Schedule (March 31, 1999).