Form 10-Q
period 2000-06-30
UNIFIED FINANCIAL SERVICES INC
filed 2000-08-14
CIK 1033926

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              JUNE 30, 2000
                              -------------------------------------------



Commission file number                      0-22629
                      ---------------------------------------------------


                   UNIFIED FINANCIAL SERVICES, INC.
        (Exact name of registrant as specified in its charter)

           DELAWARE                              35-1797759
--------------------------------   --------------------------------------
  (State or other jurisdiction      (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                    431 NORTH PENNSYLVANIA STREET
                     INDIANAPOLIS, INDIANA 46204
-------------------------------------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (317) 917-7001
-------------------------------------------------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/x/  Yes    / /  No


                                                Number of shares
           Title of class              outstanding as of August 10, 2000
----------------------------------    -----------------------------------
   Common stock, $0.01 par value                   2,879,712

                                 UNIFIED FINANCIAL SERVICES, INC.
                                           FORM 10-Q

                                             INDEX
                                                                                         Page
                                                                                         ----

PART I.        FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition - June 30, 2000
               (Unaudited) and December 31, 1999                                            1

               Consolidated Statements of Operations (Unaudited) - Six and Three
               Months Ended June 30, 2000 and 1999                                          3

               Consolidated Statements of Comprehensive Income (Unaudited) - Six
               and Three Months Ended June 30, 2000 and 1999                                4

               Consolidated Statements of Cash Flow (Unaudited) - Six Months
               Ended June 30, 2000 and 1999                                                 5

               Notes to Consolidated Financial Statements                                   7

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                       15

               Cautionary Statement Regarding Forward-Looking Statements                   15

               General                                                                     15

               Comparison of Results for the Six Months Ended June 30, 2000 and 1999       17

               Comparison of Results for the Three Months Ended June 30, 2000 and 1999     19

               Liquidity and Capital Resources                                             20

               Risk Factors                                                                21

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   25

PART II.       OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                                   30

      Item 4.  Submission of Matters to a Vote of Securityholders                          30

      Item 5.  Other Matters                                                               30

      Item 6.  Exhibits and Reports on Form 8-K                                            31

SIGNATURES                                                                                 32

EXHIBIT INDEX                                                                              33

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         ASSETS
                                         ------

                                                                  JUNE 30,
                                                                   2000           DECEMBER 31,
                                                                (UNAUDITED)           1999
                                                                -----------           ----

Current Assets
   Cash and cash equivalents                                    $ 5,288,196       $ 5,709,082
   Due from banks                                                   611,014           314,815
   Federal funds sold                                             1,975,000         4,922,000
   Bond investments                                                      --         5,515,156
   Investment in affiliated mutual funds                            438,408           326,271
   Investment in securities and non-affiliated
    mutual funds                                                 12,068,246           424,547
   Loans (net of allowance for loan losses of
    $160,000 for 2000 and $33,000 for 1999)                      12,652,932         2,810,876
   Accounts receivable (net of allowance for
    doubtful accounts of $412,119 for 2000 and
    $38,326 for 1999)                                            10,108,909         9,604,833
   Prepaid assets and deposits                                      860,304           899,867
   Deferred tax asset                                                    --             5,707
                                                                -----------       -----------

      Total current assets                                       44,003,009        30,533,154
                                                                -----------       -----------

Fixed Assets, at cost
   Equipment and furniture (net of accumulated
    depreciation of $3,839,954 for 2000 and
    $3,512,135 for 1999)                                          2,904,884         2,944,610
                                                                -----------       -----------
      Total fixed assets                                          2,904,884         2,944,610
                                                                -----------       -----------
Non-Current Assets
   Investment in affiliate                                               10                --
   Investment in debt securities                                    882,764         1,073,621
   Organization cost (net of accumulated
    amortization of $97,509 for 2000 and $32,019 for 1999)          575,306           641,688
   Goodwill (net of accumulated amortization of
    $191,253 for 2000 and $139,093 for 1999)                      1,162,541         1,214,701
   Other non-current assets                                         220,233           341,220
                                                                -----------       -----------
      Total non-current assets                                    2,840,854         3,271,230
                                                                -----------       -----------
         TOTAL ASSETS                                           $49,748,747       $36,748,994
                                                                ===========       ===========

(Continued on next page)
See accompanying notes.





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                  JUNE 30,        DECEMBER 31,
                                                                    2000              1999
                                                                -----------       ------------
                                                                (UNAUDITED)

Current Liabilities:
   Current portion of capital lease obligations                 $    12,750       $    30,073
   Current portion of bank borrowings                             1,944,133         2,343,965
   Lines of credit                                                2,289,498         1,727,003
   Deposits                                                      21,151,467         7,331,853
   Accounts payable and accrued expenses                          1,941,640         2,731,970
   Accrued compensation and benefits                                431,804           549,093
   Payable to insurance companies                                 6,445,771         5,670,974
   Payable to broker-dealers                                        301,725           255,158
   Income taxes payable, current                                     21,024           136,630
   Income taxes payable, deferred                                    77,208            83,157
   Other liabilities                                              1,072,095           597,646
                                                                -----------       -----------
      Total current liabilities                                  35,689,115        21,457,522
                                                                -----------       -----------

Long-Term Liabilities
   Long-term portion of capital lease obligations                     2,393             8,933
   Long-term portion of borrowings                                  428,549           514,031
   Other long-term liabilities                                       56,012           104,742
   Deferred income taxes                                             22,551            85,779
                                                                -----------       -----------
      Total long-term liabilities                                   509,505           713,485
                                                                -----------       -----------
         Total liabilities                                       36,198,620        22,171,007
                                                                -----------       -----------

Commitments and Contingencies                                            --                --
                                                                -----------       -----------
Stockholders' Equity
   Common stock, par value $.01 per share                            33,297            33,294
   Additional paid-in capital                                    16,241,446        16,050,189
   Retained deficit                                              (2,657,528)       (1,292,794)
   Accumulated other comprehensive income                           (67,088)          (35,463)
                                                                -----------       -----------
                                                                 13,550,127        14,755,226
Treasury stock, at cost                                                  --          (177,239)
                                                                -----------       -----------

         Total stockholders' equity                              13,550,127        14,577,987
                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $49,748,747       $36,748,994
                                                                ===========       ===========


See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                           SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                                JUNE 30,                     JUNE 30,
                                                                      --------------------------     -------------------------
                                                                          2000           1999           2000           1999
                                                                      -----------    -----------     ----------     ----------
REVENUE:
   Gross revenue (see note 12)                                        $14,251,067    $12,665,565     $7,312,561     $6,031,662
                                                                      -----------    -----------     ----------     ----------
      Total gross revenue                                              14,251,067     12,665,565      7,312,561      6,031,662
                                                                      -----------    -----------     ----------     ----------

COST OF SALES:
   Cost of sales                                                        4,662,041      4,076,175      2,199,758      2,220,553
                                                                      -----------    -----------     ----------     ----------
      Total cost of sales                                               4,662,041      4,076,175      2,199,758      2,220,553
                                                                      -----------    -----------     ----------     ----------
      Gross profit (see note 12)                                        9,589,026      8,589,390      5,112,803      3,811,109
                                                                      -----------    -----------     ----------     ----------

EXPENSES:
   Employee compensation and benefits                                   6,226,120      4,598,745      3,049,495      2,181,105
   Mail and courier                                                       292,520        124,913        137,460          2,796
   Telephone                                                              306,302        190,630        159,103        116,816
   Equipment rental and maintenance                                       309,622        268,671        179,333        157,820
   Occupancy                                                              476,759        445,163        231,274        234,284
   Depreciation and amortization                                          482,716        430,951        247,218        207,957
   Professional fees                                                      961,864        780,093        357,910        239,561
   Interest                                                               230,382        237,464        102,818        112,411
   Provision for loan losses and bad debt                                 537,324          3,250        512,433          3,250
   Business development                                                   154,005        296,872        154,005        133,696
   Other operating expenses                                               941,744      1,236,428         56,123        656,761
                                                                      -----------    -----------     ----------     ----------
      Total expenses                                                   10,919,358      8,613,180      5,187,172      4,046,457
                                                                      -----------    -----------     ----------     ----------
Loss from operations                                                   (1,330,332)       (23,790)       (74,369)      (235,348)
                                                                      -----------    -----------     ----------     ----------

OTHER INCOME (LOSS)
   Unrealized gain (loss) on securities                                    10,231          9,701        (15,190)        39,827
   Realized gain (loss) on securities                                     (10,491)         2,921         (4,347)         3,734
   Loss on sale/disposal of fixed assets                                  (99,480)            --        (99,044)            --
   Equity in results of affiliates                                             --         54,284             --         47,443
   All other                                                               89,862             --         76,431             --
                                                                      -----------    -----------     ----------     ----------
      Total other income (loss)                                            (9,878)        66,906        (42,150)        91,004
                                                                      -----------    -----------     ----------     ----------
Income (loss) before income taxes                                      (1,340,210)        43,116       (116,519)      (144,344)
                                                                      -----------    -----------     ----------     ----------
Income taxes                                                               24,524         44,000         11,915         39,438
                                                                      -----------    -----------     ----------     ----------
Net loss                                                              $(1,364,734)   $      (884)    $ (128,434)    $ (183,782)
                                                                      ===========    ===========     ==========     ==========

Per share earnings
   Basic common shares outstanding                                      2,879,712      2,585,042      2,879,712      2,585,042
   Net loss-basic                                                     $     (0.47)   $        --     $    (0.04)    $    (0.07)
   Fully diluted common shares outstanding                              3,049,559      2,843,958      3,049,559      2,843,958
   Net loss-fully diluted                                             $     (0.45)   $        --     $    (0.04)    $    (0.06)

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                          SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                     --------------------------      ------------------------
                                                                         2000              1999         2000           1999
                                                                     -----------          -----      ---------      ---------

Net loss                                                             $(1,364,734)         $(884)     $(128,434)     $(183,782)
Other comprehensive income,
   (loss), net of tax
   Unrealized gain (loss) on
      securities, net of
      reclassification adjustment                                        (31,625)            --         17,572             --
                                                                     -----------          -----      ---------      ---------

Comprehensive loss                                                   $(1,396,359)         $(884)     $(110,861)     $(183,782)
                                                                     ===========          =====      =========      =========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                     ---------------------------
                                                                         2000            1999
                                                                     ------------    -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                          $ (1,364,734)   $      (884)
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Income taxes payable                                            (121,555)        (1,857)
         Deferred income taxes                                            (57,521)      (120,939)
         Provision for depreciation and amortization                      482,716        430,951
         Provision for loan losses and bad debt                           537,324             --
         Unrealized loss on investments                                   (10,231)        (9,701)
         Loss on disposal of discontinued operations                       99,100             --
         Loss on disposal of investment of debt securities                  9,791             --
         Adjustment to goodwill re: purchase of
            Fiduciary Counsel, Inc.                                            --        211,007
         Results of affiliate/minority interest                                --        (54,284)
         Deferred start-up costs                                               --       (405,005)
         (Increase) decrease in operating assets
            Receivables                                                  (914,400)    (1,510,296)
            Loans made to customers, net of repayments                 (9,969,056)            --
            Prepaid and sundry assets                                      39,563         15,713
            Other non-current assets                                      120,987        261,763
            Bond investments                                            5,515,156             --
            Federal funds sold                                          2,947,000             --
            Due from banks                                               (296,199)            --
         Increase (decrease) in operating liabilities
            Deposits                                                   13,819,614             --
            Accounts payable and accrued expenses                        (802,475)       660,816
            Accrued compensation and benefits                            (117,289)       239,999
            Payable to broker/dealers                                      46,567       (310,296)
            Payable to insurance companies                                774,797        120,607
            Other long-term liabilities                                   (48,730)       (71,704)
            Other liabilities                                             474,449        (68,657)
                                                                     ------------    -----------
   Net cash provided by (used in) operating activities                 11,164,874       (612,767)
                                                                     ------------    -----------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment                                                 (411,483)    (1,450,941)
   Proceeds from sale of fixed assets                                          80             --
   Investment in affiliated mutual funds                                 (112,137)            --
   Investments in securities and mutual funds                         (11,665,093)        74,770
   Investment in affiliate                                                    (10)       (43,235)
   Proceeds from sale of debt securities                                  181,066             --
                                                                     ------------    -----------
   Net cash used in investing activities                              (12,007,577)    (1,419,406)
                                                                     ------------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                   6,400      5,800,667
   Proceeds from reissuance of treasury stock                             362,099             --
   Proceeds from issuance of Series C preferred stock                          --         93,000
   Proceeds from lines of credit                                          562,495        700,000
   Dividends to Unified Investment Services, Inc. and Fully
      Armed Productions, Inc. shareholders                                     --        (18,624)
   Treasury stock                                                              --       (635,301)
   Repayment of borrowings                                               (485,314)    (1,485,046)
   Repayment of capital lease obligations                                 (23,863)       (27,964)
   Purchase of Archer Trading, Inc.                                            --        (73,500)
                                                                     ------------    -----------
   Net cash provided by financing activities                              421,817      4,353,232
                                                                     ------------    -----------




UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
(CONTINUED)


                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       -------------------------
                                                                          2000           1999
                                                                       ----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH                                 (420,886)     2,321,059
EQUIVALENTS CASH AND CASH EQUIVALENTS -
   Beginning of year                                                    5,709,082     10,342,501
                                                                       ----------    -----------
CASH AND CASH EQUIVALENTS -
   End of period                                                       $5,288,196    $12,663,560
                                                                       ==========    ===========


See accompanying notes.

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 1 -  NATURE OF OPERATIONS

          Unified Financial Services, Inc., a Delaware holding company for various financial services companies, was organized on December 7, 1989. We distribute a vertically integrated financial services platform via the traditional industry channels of our subsidiaries and via the Internet. Through our subsidiaries, all of which are wholly owned, we provide services primarily in six lines of business: trust and retirement services; mutual fund administration services; banking; insurance; brokerage; and investment advisory services.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The consolidated financial statements include the accounts of Unified Financial Services, Inc. and our subsidiaries after elimination of all material intercompany accounts and transactions.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Financial Statement Presentation
          --------------------------------
          Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Note 3 -  UNIFIED TRUST COMPANY, NATIONAL ASSOCIATION

          On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of June 30, 2000, Unified Trust Company, National Association had $2.2 million total capital.

Note 4 -  OPTIONS

          Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following:
          (a) incentive stock options; (b) nonqualified stock options;
          (c) stock appreciation rights; (d) restricted stock;
          (e) restricted stock units; and (f) performance awards.

          As of June 30, 2000, our board of directors had granted options to acquire 169,847 shares of our common stock to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such date, our board had granted options to acquire 66,666 shares of our common stock outside of such plan. Such options have exercise prices as follows:

                6,400 shares at $25.00 per share
               19,231 shares at $27.50 per share
                  500 shares at $30.25 per share
               76,050 shares at $40.00 per share
                1,000 shares at $44.00 per share
               66,666 shares at $45.00 per share

          As of June 30, 2000, 85,881 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

               Options outstanding at March 31, 2000       101,406
               Options issued during period at
                 exercise price of $40.00 per share          2,500
               Options issued during period at exercise
                 price of $44.00 per share                     500
               Options issued during period at exercise
                 price of $45.00 per share                  66,666
               Options exercised during period                  --
               Forfeitures at $40.00 per share               1,225
               Options outstanding at June 30, 2000        169,847

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 5 -  DEBT AND RELATED MATTERS

          Debt at June 30, 2000 consisted of the following:

          Bank notes payable:
          -------------------

               Payable in monthly installments including interest at
               prime plus .5%, final payment due December 31, 2001,
               collateralized by communication and computer hardware
               and software                                                  $  108,058

               Payable in monthly installments including interest at
               8.5%, final payment due January 2, 2001, secured by
               assignment of receivables                                      1,893,750

               Payable in monthly installments including interest at
               8.25%, final payment due March 31, 2014, collateralized
               by equipment                                                     357,983

               Payable in monthly installments including interest at
               10.4%, final payment due April 26, 2002, collateralized
               by equipment                                                      12,891
                                                                             ----------

          Total notes                                                         2,372,682
                                                                             ----------

          Less current maturities                                             1,944,133
                                                                             ----------

          Long-term portion                                                  $  428,549
                                                                             ==========


          Lines of credit:
          ----------------
               Payable at maturity, June 30, 2001, interest at prime,
               secured by assignment of receivables                          $2,040,000

               Payable at maturity, December 31, 2000,
               interest at 10.25%                                                 9,973

               Securities purchased under agreements to repurchase              239,525
                                                                             ----------

                                                                             $2,289,498
                                                                             ==========

          The maturities of notes payable and lines of credit for each of the succeeding five years subsequent to June 30, 2000, were as follows:
          2001--$4,233,631; 2002--$52,804; 2003--$48,005; 2004--$49,486;
          2005 and beyond--$278,254.


                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 6 -  CAPITAL LEASE OBLIGATIONS

          We lease both computer and office equipment under capital leases. The lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of June 30, 2000:

                  YEAR ENDED JUNE 30,                          AMOUNT
                  -------------------                         -------
                        2000                                  $13,806
                        2001                                    1,814
                        2002                                      724
                        2003                                       60
                                                              -------
                                                               16,404
                        Less:  amount representing interest     1,261
                                                              -------
                                Total                         $15,143
                                                              =======

Note 7 -  RENTAL AND LEASE INFORMATION

          We lease certain office facilities and equipment. Rental expense for the six months ended June 30, 2000 and 1999 were $476,759 and $445,163, respectively.

          At June 30, 2000, we were committed to minimal rental payments under certain noncancellable operating leases. Generally, these leases include cancellation clauses. As of June 30, 2000, the minimum future rental commitments for each of the succeeding five years subsequent to June 30, 2000 were as follows: 2001--$1,037,874; 2002--$937,016;
          2003--$362,242; 2004--$287,375; and 2005 and
          thereafter--$742,842.

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

Note 9 -  CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
          REQUIREMENTS

          Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities are subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000 for Unified Management Corporation, $5,000 for Unified Investment Services and $25,000 for AmeriPrime Financial Securities, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At June 30, 2000, the net capital and ratio of aggregate indebtedness for each of these entities were as follows:

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 9 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS (continued)

                                                             JUNE 30,
                                                               2000
                                                             --------
          Net capital:
             Unified Management Corporation                  $465,519
             Unified Investment Services                        6,910
             AmeriPrime Financial Securities                  268,817
          Ratio of aggregate indebtedness:
             Unified Management Corporation                  .92 to 1
             Unified Investment Services                     .09 to 1
             AmeriPrime Financial Securities                 .04 to 1

          Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement for Unified Management Corporation, Unified Investment Services and AmeriPrime Financial Securities was $-0- at June 30, 2000. Balances segregated in excess of reserve requirements are not restricted.

Note 10 - COMMON STOCK

          Effective December 10, 1998, we commenced a private placement offering to sell a maximum of 1,750,000 shares of our common stock. Effective September 27, 1999, the size of the offering was reduced to 750,000 shares of our common stock, which shares were offered at a price of $40.00 per share. The offering terminated on March 31, 2000. For the six months ended June 30, 2000 and 1999, we issued 9,850 (including 9,565 shares from treasury) and 161,080 shares, respectively, of our common stock. For the six months ended June 30, 2000 and 1999, aggregate brokerage fees of $25,000 and $593,000, respectively, were paid to Unified Management Corporation and Unified Investment Services in connection with this private placement offering, which amount is inclusive of $23,000 and $0, respectively, paid to external brokerage firms.

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

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of our financial instruments at June 30, 2000 and 1999. Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                   JUNE 30,
                                                 -------------------------------------------
                                                         2000                    1999
                                                 -------------------     -------------------
                                                 CARRYING     FAIR       CARRYING     FAIR
                                                  AMOUNT      VALUE       AMOUNT      VALUE
                                                 -------     -------     -------     -------
           (IN THOUSANDS)
           Financial assets:
              Cash and cash equivalents          $ 5,288     $ 5,288     $12,664     $12,664
              Investment in:
                 Debt securities                     883         883       1,037       1,037
                 Securities and mutual funds      12,506      12,506         661         661
              Loans                               12,653      12,653          --          --
              Receivables (trade)                 10,109      10,109      10,384      10,384
              Prepaid and sundry                     860         860         214         214
           Financial liabilities:
              Current liabilities                 35,677      35,677      14,009      14,009
              Capital lease obligation                15          15          64          64
              Long-term debt                         429         429         277         277


Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS

          We have six reportable operating segments: trust and retirement services; mutual fund administration services; banking; insurance; brokerage; and investment advisory services. In addition, we also report corporate and discontinued operations as a separate segment.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

          Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues and gross margin were as follows for the six and three months ended June 30, 2000 and 1999 and total assets, capital expenditures and depreciation and amortization were as follows as of and for the six months ended June 30, 2000 and 1999:

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 12 - DISCLOSURES ABOUT REPORTING SEGMENTS (continued)


                                                       SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                           JUNE 30,                             JUNE 30,
                                                 -----------------------------        ----------------------------
                                                     2000              1999              2000              1999
                                                 -----------       -----------        ----------        ----------

(IN THOUSANDS)
Revenues:
   Trust and retirement                          $ 1,021,091       $   776,975        $  511,064        $  429,104
   Mutual fund administration                      2,161,353         1,095,117         1,098,878           539,785
   Banking                                         1,074,974           229,253           655,021           119,967
   Insurance                                       5,577,925         5,425,708         3,015,368         2,769,846
   Brokerage                                       1,696,487         2,278,897           695,713         1,391,248
   Investment advisory                             2,360,612         2,485,395         1,205,305         1,203,052
   Corporate and discontinued operations             358,625           374,220           131,212          (521,340)
                                                 -----------       -----------        ----------        ----------
      Total                                      $14,251,067       $12,665,565        $7,312,561        $6,031,662
                                                 ===========       ===========        ==========        ==========

Gross profit:
   Trust and retirement                          $   911,082       $   627,398        $  459,587          $410,733
   Mutual fund administration                      1,748,642           873,232           892,132           436,946
   Banking                                           650,925           229,253           454,265           119,967
   Insurance                                       3,152,782         3,047,313         1,724,893         1,426,304
   Brokerage                                         661,088         1,102,132           300,787           822,873
   Investment advisory                             2,240,504         2,335,841         1,143,357         1,110,245
   Corporate and discontinued operations             224,003           374,221           137,782          (515,959)
                                                 -----------       -----------        ----------        ----------
      Total                                      $ 9,589,026       $ 8,589,390        $5,112,803        $3,811,109
                                                 ===========       ===========        ==========        ==========

Total assets
   Trust and retirement                          $ 2,990,510       $ 1,958,621
   Mutual fund administration                      2,070,651         1,044,947
   Banking                                        30,585,593         2,274,160
   Insurance                                       9,401,231         7,104,105
   Brokerage                                       1,415,375         1,155,001
   Investment advisory                             3,283,288         4,301,650
   Corporate and discontinued operations               2,099        13,779,099
                                                 -----------       -----------
      Total                                      $49,748,747       $31,617,583
                                                 ===========       ===========

Depreciation and amortization:
   Trust and retirement                          $    15,010       $    11,237
   Mutual fund administration                         38,405            31,415
   Banking                                            83,458            31,155
   Insurance                                          66,693           111,441
   Brokerage                                          16,901            18,312
   Investment advisory                                92,191           130,094
   Corporate and discontinued operations             170,058            97,297
                                                 -----------       -----------
      Total                                      $   482,716       $   430,951
                                                 ===========       ===========

Capital expenditures:
   Trust and retirement                          $    76,474       $    30,654
   Mutual fund administration                         22,132            43,484
   Banking                                            99,938           734,354
   Insurance                                          62,135            56,782
   Brokerage                                           3,165            15,921
   Investment advisory                                 3,164            26,824
   Corporate and discontinued operations             144,475           542,922
                                                 -----------       -----------
      Total                                      $   411,483       $ 1,450,941
                                                 ===========       ===========

                     UNIFIED FINANCIAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 2000 AND 1999
                          ----------------------

Note 13 - UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

          Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at June 30, 2000 were the bank's total assets of $28,061,299 and total liabilities of $21,442,816 as of such date. As of such date, certain components of such assets and liabilities were as follows:

          Due from banks                             $   611,014
          Federal funds sold                           1,975,000
          Investments in securities:
                US agency securities                  11,552,054
                FHLB stock                               100,000
          Loans:
                Real estate loans                      8,256,693
                Commercial loans                       2,841,773
                Installment loans                      1,760,660
                Other loans                                3,806
                Allowance for loan losses               (160,000)
          Bank deposits:
                Demand deposits                        2,342,547
                NOW accounts                             340,642
                Money market accounts                 11,819,920
                Savings accounts                          57,143
                Time deposits                          6,152,620
                Other interest-bearing deposits          438,595
          Federal and borrowed funds                     239,525

Note 14 - INVESTMENT IN AFFILIATE

          On May 23, 2000, we subscribed for 10 shares of VSX Holdings, LLC, a Delaware limited liability company, in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990 shares at a price of $1 per share, upon the occurrence of certain specified events. Our investment in VSX Holdings is accounted for on the equity method of accounting.

          VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third party investor made a $3.0 million loan to VSX Holdings. We also have entered into a management arrangement with VSX Holdings whereby we will provide consulting and development services to VSX Holdings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, insurance or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate.
Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment.
Loans have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities, can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and stockholders are cautioned that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our six business lines, our mission with respect to market leading positions of our trust and retirement services and mutual fund administration services business lines, our ability to generate supplemental revenues for our other business lines and our ability to provide superior returns to our stockholders may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

     Unified Financial Services, Inc., a Delaware holding company that was organized on December 7, 1989, is a vertically integrated provider of financial products and services, distributing these through six lines of business: trust and retirement services; mutual fund administration services; banking; insurance; brokerage; and investment advisory services. Unified bases its foundation upon two of its lines of business which seek to be market leaders in their respective fields - trust and retirement services and mutual fund administration services.

     It is the mission of our company to capture market leading positions in these two business lines, generate supplemental revenue for each line to the others and, by our ability to distribute our products/services through electronic delivery channels with strategic third-party relationships, to provide superior returns to our stockholders.

     The current organizational structure and the refinement of our business strategy is the culmination of the work over the last two and one-half years towards the creation of today's Unified Financial Services, Inc. Our foundation, Unified Management Corporation, dates back to 1952. Unified Management Corporation began as Unified Underwriters, Inc. and today is a regional discount brokerage firm with a link to mutual fund assets via its brokerage account services. It is our broker-dealer subsidiary.

     In 1990, Unified Fund Services, Inc. was formed. Unified Fund Services is a highly automated, registered stock transfer agent that provides transfer agency, fund accounting, administrative and/or compliance services to mutual fund families.

     Beginning in 1997 with our acquisition of First Lexington Trust Company and Health Financial, Inc., our fundamental business model was born. The business model was intent on creating a vertically integrated financial services platform from which all essential products and support systems necessary to compete in the financial services industry would be built or acquired. The guiding principle was to provide one-stop shopping for consumers and to create an infrastructure whereby all support systems and related costs are confined within the company.
Thus, we were to become a low-cost provider of all such services.

     In 1998, seven new affiliates joined our company and in 1999, six more were either started or acquired. The organization has been streamlined through consolidation of like-business affiliates. Thus, over the course of two and one-half years, thirteen affiliates and four start-ups have been restructured into the six core businesses.

     Over the first half of 2000, as the consolidation process was proceeding, it became obvious that two of our business lines have a tremendous opportunity to become market leaders in their respective disciplines. A market leader commands a national lead position in a segment of an industry as opposed to a lead position in the entire industry. Our two potential market leaders, we believe, are trust and retirement services (Unified Trust Company, National Association) and mutual fund administration services (Unified Funds Services).

     Going forward, the vertically integrated platform will be refined and managed with these two businesses forming the foundation and being the main drivers of our income. While we expect the other core lines to be profitable in their own discipline, each should be significantly enhanced by the supplemental income each will receive through their affiliation with the two main driver businesses.

     Additionally, we intend to develop the VSX project, a virtual real-time private financial marketplace. It will be funded by independent investment and we will retain an equity position and management contract for services rendered.

     Other e-commerce plans include relationships with Copernic
Technologies Inc., a metasearch technology company in Quebec, further development of our financial services-in-a-box product for private label sale to third parties and the further development of marketing relationships with independent business-to-business companies. All of these initiatives are designed as additional outlets for our core products and services.

     Our principal executive offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana 46204, and our telephone number is (317) 917-7001. We also maintain offices at 2353 Alexandria Drive, Suite 100, Lexington, Kentucky 40504, telephone number (606) 296-4407; 220 Lexington Green Circle, Suite 600, Lexington, Kentucky 40512, telephone number (606) 245-2500; 1793 Kingswood Drive, Southlake, Texas 76092, telephone number (817) 431-2197; 36 West 44th Street, The Bar Association

Building, Suite 1310, New York, New York 10036, telephone number
(212) 852-8852; and One Firstar Plaza, Suite 2605, St. Louis, Missouri 63101, telephone number (314) 552-6440.

     The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 increased $1,585,502, or 12.5%, from $12,665,565 to $14,251,067. For such periods, trust and retirement services revenues increased $244,116, or 31.4%, primarily as a result of additional fees received in connection with a $72.0 million increase in
assets under management.   For such periods, fund administration
services revenues increased $1,066,236, or 97.4%, due to an increase in the number of mutual fund clients services and a growth in the amount of assets under service. As of June 30, 2000, we provided fund administrative services to 27 mutual fund families consisting of approximately $3.8 billion in mutual fund assets as compared to 21 mutual fund families and $3.5 billion in mutual fund assets as of June 30, 1999.

     Banking revenues increased $845,721, or 368.9%, for the six months ended June 30, 2000 compared to the same period of 1999 due to the inclusion of the results of operations of Unified Banking Company, which commenced operations on November 1, 1999, in the 2000 revenues (without any revenues for 1999), and a 28.7% increase in the number of insurance policies financed by our premium finance operations.

     For the six months ended June 30, 2000 compared to the same period of 1999, insurance revenues increased $152,217, or 2.8%. The results for 1999 included revenues derived from our Chicago insurance operations, which were discontinued at year-end 1999. Excluding the revenues of the Chicago operations from the 1999 revenues, insurance revenues increased $706,770, or 14.5%, for the six months ended June 30, 2000 compared to the same period of 1999 due to a $2,500,299, or 14.2%, increase in total insurance premiums written. We experienced increases in both our personal and commercial business lines.

     For such periods, brokerage revenues declined $582,410, or 25.6%, principally due to a $568,000 decline in private placement commissions received by our broker-dealer subsidiaries in connection with our recently completed private placements. We also experienced a $138,416 decline in trading revenues due to the loss of one client relationship, which was partially offset by the inclusion in 2000 of revenues associated with our recently operational Internet trading website and an increase in brokerage revenues due to our relationship with certified public accountants. In addition, the volume of our non-Internet trades increased approximately 11.4% for the six months ended June 30, 2000 compared to the same period of 1999, while the revenues per trade declined approximately 11.0% for such periods.

     Investment advisory services revenues declined $124,783, or 5.0%, for the six months ended June 30, 2000 compared to the same period of 1999 primarily due to a shifting of assets from our investment advisory operations to our trust and retirement services operations and a decline in advisory revenues due to the recent volatility in the securities markets.

     For such periods, corporate and discontinued operations revenues declined $15,595, or 4.2%, which represented a $26,095 increase in revenues at certain discontinued operations offset by a reduction in interest income earned on the proceeds of our private placement and a decline in revenues at certain start-up entities.

     Gross profit for the six months ended June 30, 2000 as compared to same period of 1999 increased $999,637, or 11.6%, from $8,589,389 to $9,589,026. For such periods, gross profit as a percentage of revenue declined to 67.3% from 67.8%.

     Trust and retirement services gross profit increased $283,684, or 45.2%, for the six months ended June 30, 2000 compared to the corresponding period of 1999 due to the $72.0 million increase in assets under management discussed above. For such periods, mutual fund administration services gross profit increased $875,410, or 100.2%, due to the increase in the number of mutual fund clients served and assets under service. Banking gross profit increased $421,672, or 183.9%, for the six months ended June 30, 2000 compared to the same period of 1999 due to the inclusion of the results of Unified Banking Company in banking gross profit for 2000 (without any amount included in the 1999 period), which accounted for 86.0% of the increase, and due to increased financing activity at our premium finance operations.

     For the six months ended June 30, 2000 compared to the same period of 1999, insurance gross profit increased $105,469, or 3.5%. Excluding the gross profits attributable to our Chicago insurance operations, which were discontinued at year-end 1999, insurance gross profits increased $377,867 for such periods due to an increase in total insurance premiums written. Brokerage gross profit declined $441,044, or 40.0%, for the six months ended June 30, 2000 compared to the same period of 1999 due to the $568,000 decline in commissions received on our private placements, partially offset by a $100,000 recovery from our insurance carrier with respect to an employee theft loss which occurred during the third quarter of 1999.

     For such periods, investment advisory gross profit declined $95,337, or 4.1%, due to an increase in costs of outside service providers and higher administrative fees associated with the Unified family of mutual funds. Corporate and discontinued operations gross profit declined $150,216, or 40.1%, for such periods due to declines at certain start-up and discontinued operations and a decline in interest income earned on our private placement proceeds.

     Results from operations for the six months ended June 30, 2000 was a loss of $1,330,332 compared to a loss from operations of $23,790 for the same period last year. Total expenses for the six months ended June 30, 2000 were $10,919,358, or 76.6% of total revenue, as compared to $8,613,180, or 68.0% of total revenue for same period of 1999.

     Employee compensation and benefits expense increased $1,627,375, or 35.4%, for the six months ended June 30, 2000 compared to the same period of 1999 due to (i) new personnel hired in connection with the expansion of our trust and retirement services and mutual fund administration services operations, which accounted for $389,000 of such increase, (ii) the expansion of our senior management team and the hiring of additional accounting and information services personnel, which accounted for $731,000 of such increase, and (iii) the commencement of operations of Unified Banking Company in November 1999, which accounted for $383,000 of such increase. For such period, mail and courier expense increased $167,607, or 134.2%, due to increased marketing efforts at our insurance operations, Unified Banking Company and certain other companies. Telephone expense increased $115,672, or 60.7%, for the six months ended June 30, 2000 compared to the same period of 1999 due to telephone costs associated with the increased marketing efforts at our insurance and mutual fund administration
operations.   For such periods, professional fees increased $181,771, or
23.3%, due to consulting services utilized in connection with various operations. Our provision for loan loss for the six months ended June
30, 2000 was $127,000 (without a corresponding expense for the same period of 1999). Other operating expenses declined $294,684, or 23.8%, due to a $640,000 benefit received by us in connection with the construction and development of the VSX marketplace and its corresponding products.

     Net loss for the six months ended June 30, 2000 was $1,364,734 compared with a net loss of $884 for the same period of 1999. For the six months ended June 30, 2000, the 12.5% increase in revenues compared to the same period of 1999 was offset by the 26.8% increase in expenses for such periods, as described above.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Revenues for the quarter ended June 30, 2000 compared to the same quarter of 1999 increased $1,280,899, or 21.2%, from $6,031,662 to
$7,312,561. For such quarters, trust and retirement services revenues increased $81,960, or 19.1%, mutual fund administration revenues increased $559,093, or 103.6%, banking revenues increased $535,054, or 446.0%, insurance revenue increased $245,522, or 8.9%, brokerage revenues declined $695,535, or 50.0%, investment advisory revenues increased $2,253, or 0.2%, and corporate and discontinued operations revenues increased $652,552.

     The reasons underlying the variations in revenue by segment discussed above for the year-to-date periods also were applicable to the three-month periods. Additionally, with respect to insurance revenues for such quarters, excluding our Chicago insurance operations from the revenues for the second quarter of 1999, our insurance revenues increased $441,118, or 17.1%, for the second quarter of 2000 compared to the second quarter of 1999. With respect to corporate and discontinued operations revenues, the increase for the second quarter of 2000 compared to the second quarter of 1999 primarily was due to the non-recurrence of a $593,000 expense, which was treated as an offset to revenues in the second quarter of 1999 and was related to our private placement.

     Gross profit increased $1,301,694, or 34.2%, from $3,811,109 for the second quarter of 1999 to $5,112,803 for the second quarter of 2000. For such periods, gross profit as a percentage of revenue increased to 69.9% from 63.2%.

     For the quarter ended June 30, 2000 compared to the same quarter of 1999, trust and retirement services gross profit increased $48,854, or 11.42%, mutual fund administration services gross profit increased $455,186, or 104.2%, banking gross profit increased $334,298, or 278.7%, insurance gross profit increased $298,589, or 20.9%, brokerage gross profit declined to $522,086, or 63.4%, investment advisory gross profit declined $33,112, or 3.0%, and corporate and discontinued operations gross profit increased $653,741.

     The reasons underlying the variations in gross profit by segment discussed above for the year-to-date periods also were applicable to the three-month periods. Additionally, with respect to insurance gross profit for such quarters, excluding our Chicago insurance operations from the gross profit for the second quarter of 1999, our insurance gross profit increased $396,629, or 29.9%, for the second quarter of 2000 compared to the second quarter of 1999.

     Results from operations for the quarter ended June 30, 2000 was a loss of $74,369 compared to a loss from operations of $235,348 for the same quarter last year. Total expenses for the quarter ended June 30, 2000 were $5,187,172, or 70.9%, of total revenue, as compared to $4,046,458, or 67.1% of total revenue, for the second quarter of 1999.

     The reasons underlying the variations in expense items discussed above for the year-to-date periods also were applicable to the three-month periods. Other operating expenses for the second quarter of 2000 includes a $640,000 benefit received by us in connection with the construction and development of the VSX marketplace and its corresponding products.

     Total other income was a loss of $42,150 for the quarter ended
June 30, 2000, a decline of $133,154 from the $91,004 income reported for the second quarter of 1999. Unrealized loss on securities of $15,190 for the second quarter of 2000 compared to a $39,827 gain during the second quarter of 1999. Equity in results of affiliates reflected a benefit of $47,443 during the second quarter of 1999 and $0 for the same quarter of 2000. The loss on disposal of fixed assets during the second quarter of 2000 was principally related to Archer Trading, Inc. ceasing business.

     Net loss was $128,434 for the second quarter of 2000 compared with net loss of $183,782 for the second quarter of 1999. For the quarter ended June 30, 2000, the 21.2% increase in revenues was offset by the 28.2% increase in expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY.   Our primary sources of liquidity historically have
been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at June 30, 2000 from December 31, 1999 was $420,886. The net decrease reflected the repayment of borrowings, the purchase of fixed assets and a decline in accounts payable. We received $50,000 from the issuance of 1,250 shares of common stock in our private placement during the three months ended June 30, 2000.

     With respect to our banking operations, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a Tier 1 capital to total assets ratio of at least 8%. As of June 30, 2000, Unified Banking Company had a ratio of Tier 1 capital to total assets equal to 23.8%.

     Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities.

     We anticipate continued loan demand in our market areas. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth.

     Unified Banking Company experienced net growth in assets of 95.1% during the first six months of 2000, while deposits increased 192.6% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

     CAPITAL RESOURCES. Total stockholders' equity was $13,550,127 at June 30, 2000 compared to $14,577,987 at year-end 1999. The decline in total equity was due to the issuance of 9,850 shares of our common stock offset by the loss from operations for the six-month period.

     The growth of Unified Banking Company will have an effect on our working capital. It currently is anticipated that as Unified Banking Company grows, that our working capital ratio will become more in line with ratios traditionally associated with bank holding companies.

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

     ANTICIPATE TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.
In connection with the expansion of our business and the development of new distribution channels, we anticipate that we will incur operating losses for the foreseeable future. We believe that our revenues will continue to increase but that operating expenses will increase significantly due to the costs associated with the implementation of our business plan. In addition, we will incur non-recurring costs in connection with exiting certain businesses that are not now part of our business strategy.

     NO ASSURANCE OF FUTURE GROWTH. There can be no assurance that we will continue to achieve growth in assets or earnings. Our ability to achieve such growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel, our ability to promptly and successfully integrate acquired businesses with our existing operations and our ability to execute our business plan. We also have completed various acquisitions in the past few years that have significantly enhanced our rate of growth. We cannot provide you assurances that we will continue to sustain this rate of growth or grow at all.

     CHANGES IN THE LOCAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT UNIFIED BANKING COMPANY'S LOAN PORTFOLIO. Unified Banking Company's success depends to a great extent upon the general economic conditions of Fayette County, Kentucky. Unlike larger banks that are more geographically diversified, we primarily provide banking and financial services to customers in Fayette County, Kentucky. Our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans are impacted by our local economic conditions. We cannot assure you that favorable economic conditions will exist in our market.

     ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES. As a lender, Unified Banking Company is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our consolidated operating results. Unified Banking Company's credit risk with respect to its real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of loans. Our credit risk with respect to Unified Banking Company's commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within its local market.

     We make various assumptions and judgments about the collectibility of Unified Banking Company's loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, the allowance for loan losses may not be sufficient to cover loan losses. We may have to increase the allowance in the future. Additions to our allowance for loan losses would decrease our net income.

     UNIFIED BANKING COMPANY MAY BE UNABLE TO MANAGE INTEREST RATE RISKS THAT COULD REDUCE OUR NET INTEREST INCOME. Like other financial institutions, Unified Banking Company's results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. While Unified Banking Company continually takes measures intended to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

     In addition, certain assets and liabilities may react in different degrees to changes in market interest rates. For example, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types may lag behind. Further, some of Unified Banking Company's assets, such as adjustable rate mortgages, have features, including rate caps, which restrict changes in their interest rates.

     Factors such as inflation, recession, unemployment, money supply, international disorders, instability in domestic and foreign financial markets, and other factors beyond our control may affect interest rates. Changes in market interest rates also will affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Although

Unified Banking Company pursues an asset-liability management strategy designed to control our risk from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

     INSIDERS MAY CONTROL OUR FUTURE OPERATIONS AS A RESULT OF THE CONCENTRATION OF CONTROL OF OUR COMMON STOCK. Our executive officers and directors beneficially own approximately 36% of our outstanding common stock. As a result, these insiders may be able to control the election of our board of directors and thus our direction and future operations, and our stockholders may lack an effective vote with respect to such matters.

     WE ARE SUBJECT TO EXTENSIVE REGULATION. The banking, trust and securities industries are heavily regulated under both Federal and state law. These regulations are primarily intended to protect depositors and the Federal Deposit Insurance Corporation, with respect to banks, and customers, with respect to trust companies, broker-dealers and investment advisors, not our creditors or stock. We and our subsidiaries also are subject to the supervision of the Securities and Exchange Commission, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks, trust companies and other financial services companies undergo continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that affects us or our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us or our subsidiaries.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The business activities of our company expose it to a variety of risks. Management of these risks is necessary for the long-term profitability of Unified. We manage these risks through the establishment of numerous policies, procedures and controls. The most significant risks that affect us are market risk and credit risk.

     Market risk is the risk of loss to us resulting from changes in interest rates, equity prices of both. We are exposed to market risk since we, through our subsidiaries, maintain positions in fixed-income and equity securities. We primarily manage our risk through the establishment of trading policies and guidelines and through the implementation of control and review procedures.

     Our asset/liability strategy is to minimize the sensitivity of earnings to changes in interest rates while maintaining an acceptable net interest margin. Unified Banking Company's asset/liability committee monitors the interest rate sensitivity of the bank's balance sheet on a monthly basis. The committee reviews asset and liability repricing in the context of current and future interest rate scenarios affecting the economic climate in our market areas.

     Our pricing policy is that all earning assets and interest bearing liabilities be either based on floating rates or have a fixed rate not exceeding five years. Real estate mortgage loans held by us, while having long final maturities, are comprised of one-, two- or three-year adjustable rate loans. The adjustable basis of these loans significantly reduces interest rate risk.

     The following table illustrates our estimated static gap with prepayments calculated as of June 30, 2000:

                                                                TIME TO MATURITY OR REPRICING
                               ---------------------------------------------------------------------------------------------------
                                           0 TO 1    1 TO 2   2 TO 3   3 TO 6  6 TO 9  9 TO 12  12 TO 48 48 TO 54   > 54
(DOLLARS IN THOUSANDS)         IMMEDIATE   MONTHS    MONTHS   MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS
   Federal funds sold            $ 1,975   $   --     $ --     $ --     $ --   $   --   $   --   $   --   $   --   $   --  $ 1,975
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
   Securities
     U. S. agencies                   --      184      181      179      522      501      481    4,452      547    4,606   11,653
     FHLB stock                      100       --       --       --       --       --       --       --       --       --      100
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
        Total securities             100      184      181      179      522      501      481    4,452      547    4,606   11,753
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
   Loans
     Commercial
        Fixed                         --       12       12       12       38       38      188      501      227       76    1,106
        Variable                   1,736       --       --       --       --       --       --       --       --       --    1,736
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
          Total commercial         1,736       12       12       12       38       38      188      501      227       76    2,842
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     Real Estate
        Commercial                    --        6        6        6       18       93    1,995      590      909      838    4,460
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
        Residential
          Fixed                       --        9        9        9       27       25       24      275       25      356      759
          Variable                    --      174       --       --       --       --      849       --       --       --    1,023
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
            Total residential         --      183        9        9       27       25      873      275       25      356    1,782
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
              Total real estate       --      189       15       15       45      118    2,868      865      934    1,194    6,242
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     Personal
        Home equity loans          1,925       --       --       --       --       --       --       --       --       --    1,925
        Installment loans             --      243       14        5       74       24      289      156       68        4      876
        Personal open end
         letters of credit            --       --       --       --      300      557       28       --       --       --      885
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
          Total personal           1,925      243       14        5      374      581      317      156       68        4    3,686
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     Other loans                      89       --       --       --       --       --       --       --       --       --       89
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
   Total loans                     3,750      444       41       32      457      737    3,373    1,522    1,229    1,274   12,859
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     TOTAL RATE SENSITIVE ASSETS $ 5,825   $  628     $222     $211     $978   $1,238   $3,853   $5,974   $1,776   $5,881  $26,587
                                 =======   ======     ====     ====     ====   ======   ======   ======   ======   ======  =======

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts                $   344   $   --     $ --     $ --     $ --   $   --   $   --   $   --   $   --   $   --  $   344
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     Money market accounts
        Market rate accounts       2,720       --       --       --       --       --       --       --       --       --    2,720
        Business market rate
         accounts                  3,116       --       --       --       --       --       --       --       --       --    3,116
        Special personal MMDA        516       --       --       --       --       --       --       --       --       --      516
        Special business MMDA      5,468       --       --       --       --       --       --       --       --       --    5,468
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
          Total money market
           accounts               11,820       --       --       --       --       --       --       --       --       --   11,820
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     Savings                          57       --       --       --       --       --       --       --       --       --       57
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     Time deposits
        CD's > 100K                   --    3,068       --       --      500      667      677      152       --       --    5,064
        CD's < 100K                   --       20       --        2      447      243      212      165       --       --    1,089
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
          Total time deposits         --    3,088       --        2      947      910      889      317       --       --    6,153
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
        Other interest bearing
         deposits                     --       --       --       --       --        8       12       37      223      159      439
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
          Total interest bearing
           deposits               12,221    3,088       --        2      947      918      901      354      223      159   18,813
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
   Borrowed funds (repurchase
    agreements)                      240       --       --       --       --       --       --       --       --       --      240
                                 -------   ------     ----     ----     ----   ------   ------   ------   ------   ------  -------
     TOTAL RATE SENSITIVE
      LIABILITIES                $12,461   $3,088     $ --     $  2     $947   $  918   $  901   $  354   $  223   $  159  $19,052
                                 =======   ======     ====     ====     ====   ======   ======   ======   ======   ======  =======






                                                             TIME TO MATURITY OR REPRICING
                               ------------------------------------------------------------------------------------------
                                           0 TO 1    1 TO 2   2 TO 3   3 TO 6  6 TO 9  9 TO 12  12 TO 48 48 TO 54   > 54
(DOLLARS IN THOUSANDS)         IMMEDIATE   MONTHS    MONTHS   MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS
                               ------------------------------------------------------------------------------------------
CUMULATIVE INFORMATION
   Total rate sensitive assets  $  5,825  $ 6,453  $ 6,675  $ 6,886  $ 7,865  $ 9,103  $12,956  $18,930  $20,706  $26,587
   Total rate sensitive
    liabilities                   12,461   15,549   15,549   15,551   16,498   17,416   18,317   18,670   18,893   19,052
   Gap                            (6,636)  (9,096)  (8,874)  (8,665)  (8,633)  (8,313)  (5,361)     259    1,813    7,534
   RSA/RSL                          0.47%    0.41%    0.43%    0.44%    0.48%    0.52%    0.71%    1.01%    1.10%    1.40%
   RSA/assets                       0.21     0.23     0.24     0.25     0.28     0.32     0.46     0.67     0.74     0.95
   RSL/assets                       0.44     0.55     0.55     0.55     0.59     0.62     0.65     0.67     0.67     0.68
   Gap/assets                     -23.65   -32.41   -31.62   -30.88   -30.76   -29.62   -19.10     0.92     6.46    26.85
   Gap/RSA                       -113.92   140.97   132.94   125.83   109.77   -91.32   -41.38     1.37     8.75    28.34


     We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate-sensitive liabilities exceeds the amount of rate-sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates.

     We have structured our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short and long term, we generally operate within guidelines set by our asset/liability policy and attempt to maximize our returns within an acceptable degree of risk.

     Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our borrowers to repay their loans at a more rapid pace and certain mortgage-related investments to be prepaid more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans which would increase our returns.

     The following table shows the "rate shock" results of a simulation model that attempts to measure the effect of rising and falling interest rates over a two-year horizon in a rapidly changing rate environment.

                                                PERCENTAGE CHANGE IN
          BASIS POINT           --------------------------------------------------------
           CHANGE IN            NET INTEREST INCOME     MARKET VALUE OF PORTFOLIO EQUITY
         INTEREST RATES           PROJECTED CHANGE              PROJECTED CHANGE
         --------------         -------------------     --------------------------------
              -400                      27.65                         23.69
              -300                      22.43                         20.43
              -200                      15.77                         14.95
              -100                       8.08                          7.85
                 0                       0.00                          0.00
               100                      -8.60                         -8.01
               200                     -16.29                        -15.91
               300                     -24.54                        -23.50
               400                     -32.72                        -30.46

     We use a sensitivity model that simulated these interest rate changes on our earning assets and interest-bearing liabilities. This process allows us to explore the complex relationships among the financial instruments in various interest rate environments.

     The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve; prepayments on loans and securities; changes in deposit levels; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cas flows; and others. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

     Interest rate exposure is measured by the potential impact on our income statement of changes in interest rates. We use information from our gap analysis and rate shock calculations as input to help manage our exposure to changing interest rates.

     We use our rate shock information to tell us how much exposure we have to rapidly changing rates. Based on historical information and our assessment of future interest rate trends, we do not believe it is likely that rapidly rising rates would have a significant positive impact on our results of operations. Conversely, we also believe there is minimal likelihood that rapidly falling rates would have a significant negative impact on our results of operations.

     We believe that more likely scenarios include gradual changes in interest rate levels. We continue to monitor our gap and rate shock analyses to detect changes to our exposure to fluctuating rates. We have the ability to shorten or lengthen maturities on newly acquired assets, sell investment securities, or seek funding sources with different maturities in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended June 30, 2000, the only sale of our securities was 1,250 shares of our common stock issued by us in connection with our private placement at a price of $40.00 per share. All shares of stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Our 2000 annual meeting of stockholders was held on May 17, 2000. Of 2,869,862 shares issued, outstanding and eligible to be voted at the meeting, 1,835,331 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of the stockholders at the meeting.

     1. ELECTION OF CLASS III DIRECTORS. The first matter submitted was the election of three Class III director nominees to our board of directors, each to continue in office until the year 2003. There is no cumulative voting in the election of directors. Upon tabulation of the votes cast, it was determined that each director nominee had been elected. The voting results are set forth below:

          NAME                   FOR       AGAINST      WITHHELD
          ----                   ---       -------      --------

          Weaver H. Gaines    1,832,693        --         2,638
          Jack R. Orben       1,793,798        --        41,533
          John S. Penn        1,832,693        --         2,638

     Because we have a staggered board, the term of office of the following named Class I and Class II directors, who were not up for election at the 2000 annual meeting, continued after the meeting:

          Class I (to continue in office until 2001)

               Timothy L. Ashburn
               Dr. Gregory W. Kasten

          Class II (to continue in office until 2002)

               Thomas G. Napurano

     2. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. The second matter, a proposal to ratify the appointment of Larry E. Nunn & Associates, LLC as our independent auditors for the year ending December 31, 2000, was approved by an affirmative vote of a majority of the votes cast on such proposal at the meeting. The voting results on this matter were as follows:

                            FOR        AGAINST       ABSTAIN
                            ---        -------       -------

                         1,616,379      1,000        217,952

ITEM 5.   OTHER MATTERS.

     At its May and July meetings, our board of directors elected each of Philip L. Conover and Richard A. Walker, respectively, as a member of our board of directors and as a member of the audit, nominating and compensation committee of the board.

     Mr. Conover currently serves as a private investor and financial consultant, a member of the board of trustees of the Firstar Reit Fund and a member of the board of directors and as the chairman of the compensation committee for Praedictus Corporation, a computer software company headquartered in Indianapolis, Indiana. Prior thereto, Mr. Conover served as an Adjunct Professor of Finance, University of South Florida (1994-96) and Managing Director, Federal Housing Finance Board, an independent federal regulatory agency (1990-94). From 1972 to 1990, Mr. Conover served in various capacities in the commercial banking industry, including President and Chief Executive Officer of Trustcorp Bank of Indianapolis, Vice President and Manager of Bank One Indiana's Capital Markets Division and a member of the Board of Directors of Bank One Securities, Inc.

     Mr. Walker currently is a management consultant with Walker Associates, which specializes in strategic planning, continuous improvement, shareholder relations and corporate governance. Prior to forming his own firm, Mr. Walker was Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of Kuhlman Corporation, a diversified industrial manufacturing company headquartered in Savannah, Georgia. Kuhlman Corporation, founded in 1894, had annual sales of approximately $800 million and was listed on the New York Stock Exchange, prior to its sale to Borg-Warner Automotive, Inc. in 1999. Prior to joining Kuhlman, Mr. Walker was a partner at the law firm of Harness, Dickey & Pierce, where he specialized primarily in litigation and licensing. Prior thereto, Mr. Walker was a Technical Standards Engineer in the Materials Engineering Department at Ford Motor Company at its Research and Development Center in Dearborn, Michigan. Mr. Walker earned a Bachelor of Chemical Engineering, a Master of Engineering and a Juris Doctorate from the University of Detroit. He also is a graduate of the University of Michigan Executive Program. He is a member of various professional organizations and a Director of the Savannah Symphony Orchestra.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          See Exhibit Index attached hereto.

     (b)  Reports on Form 8-K.

     We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2000.

                                 SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             UNIFIED FINANCIAL SERVICES, INC.
                             (Registrant)



Dated:  August 10, 2000      By: /s/ Timothy L. Ashburn
                                ------------------------------------------------
                                Timothy L. Ashburn, Chairman and Chief Executive Officer



Dated:  August 10, 2000      By: /s/ Thomas G. Napurano
                                ------------------------------------------------
                                Thomas G. Napurano, Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Ex. No.             Description
-------             -----------

  11.1    Computations of Earnings per Share.

  27.1    Financial Data Schedule (June 30, 2000).