Form 10-Q
period 2000-09-30
UNIFIED FINANCIAL SERVICES INC
filed 2000-11-09
CIK 1033926

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                SEPTEMBER 30, 2000
                               ------------------------------------------------


Commission file number                      0-22629
                       --------------------------------------------------------


                      UNIFIED FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               DELAWARE                                 35-1797759
----------------------------------------   ------------------------------------
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


                               (317) 917-7001
-------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               |X| Yes | | No


                                                     Number of shares
            Title of class                  outstanding as of November 1, 2000
---------------------------------------    ------------------------------------
     Common stock, $0.01 par value                        2,880,028


                                                  UNIFIED FINANCIAL SERVICES, INC.
                                                              FORM 10-Q

                                                                INDEX

                                                                                                                Page
                                                                                                                ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - September 30, 2000 (Unaudited) and December
                  31, 1999........................................................................................1

                  Consolidated Statements of Operations (Unaudited) - Nine and Three Months Ended September
                  30, 2000 and 1999...............................................................................3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Nine and Three Months Ended
                  September 30, 2000 and 1999.....................................................................4

                  Consolidated Statements of Cash Flow (Unaudited) - Nine Months Ended September 30, 2000 and
                  1999............................................................................................5

                  Notes to Consolidated Financial Statements (Unaudited)..........................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........14

                  Cautionary Statement Regarding Forward-Looking Statements......................................14

                  General........................................................................................14

                  Comparison of Results for the Nine Months Ended September 30, 2000 and 1999....................16

                  Comparison of Results for the Three Months Ended September 30, 2000 and 1999...................18

                  Liquidity and Capital Resources................................................................19

                  Risk Factors...................................................................................20

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................24

PART II.          OTHER INFORMATION

     Item 2.      Changes in Securities and Use of Proceeds......................................................30

     Item 6.      Exhibits and Reports on Form 8-K...............................................................30

SIGNATURES.......................................................................................................31

EXHIBIT INDEX....................................................................................................32

PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                               ASSETS
                                               ------

                                                                     SEPTEMBER 30,
                                                                         2000            DECEMBER 31,
                                                                      (UNAUDITED)            1999
                                                                      -----------            ----
Current Assets
     Cash and cash equivalents ...............................        $ 5,504,650        $ 5,714,345
     Due from banks ..........................................          1,248,263            314,815
     Federal funds sold ......................................                 --          4,922,000
     Bond investments ........................................         11,088,095          5,515,156
     Investment in affiliated mutual funds ...................             37,250            326,271
     Investment in securities and non-affiliated
       mutual funds ..........................................            527,128            419,284
     Loans (net of allowance for loan losses of
       $230,000 for 2000 and $33,000 for 1999) ...............         18,101,198          2,810,876
     Accounts receivable (net of allowance for
       doubtful accounts of $557,251 for 2000 and
       $38,326 for 1999) .....................................         11,096,598          9,604,833
     Prepaid assets and deposits .............................            817,454            899,867
     Deferred tax asset ......................................                 --              5,707
                                                                      -----------        -----------

         Total current assets ................................         48,420,636         30,533,154
                                                                      -----------        -----------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $4,053,106 for 2000 and
       $3,512,135 for 1999) ..................................          2,966,582          2,944,610
                                                                      -----------        -----------
         Total fixed assets ..................................          2,966,582          2,944,610
                                                                      -----------        -----------
Non-Current Assets
     Investment in affiliate .................................                 10                 --
     Investment in debt securities ...........................            882,748          1,073,621
     Organization cost (net of accumulated
       amortization of $131,036 for 2000 and $32,019 for 1999)            542,115            641,688
     Goodwill (net of accumulated amortization of
       $217,334 for 2000 and $139,093 for 1999)...............          1,136,461          1,214,701
     Other non-current assets ................................             62,283            341,220
                                                                      -----------        -----------
         Total non-current assets ............................          2,623,617          3,271,230
                                                                      -----------        -----------
              TOTAL ASSETS ...................................        $54,010,835        $36,748,994
                                                                      ===========        ===========

(Continued on next page)
See accompanying notes.




UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

                                                           SEPTEMBER 30,        DECEMBER 31,
                                                               2000                 1999
                                                           -------------        ------------
                                                            (UNAUDITED)
Current Liabilities:
     Current portion of capital lease obligations .        $     10,895         $     30,073
     Current portion of bank borrowings ...........           1,944,133            2,343,965
     Federal funds ................................           1,477,000                   --
     Borrowed funds ...............................             900,525                   --
     Bank line of credit ..........................           1,898,451            1,727,003
     Deposits .....................................          23,076,271            7,331,853
     Accounts payable and accrued expenses ........           1,676,678            2,731,970
     Accrued compensation and benefits ............             533,808              549,093
     Payable to insurance companies ...............           7,179,534            5,670,974
     Payable to broker-dealers ....................             218,638              255,158
     Income taxes payable, current ................               3,229              136,630
     Income taxes payable, deferred ...............              16,884               83,157
     Other liabilities ............................             940,854              597,646
                                                           ------------         ------------
         Total current liabilities ................          39,876,900           21,457,522
                                                           ------------         ------------

Long-Term Liabilities
     Long-term portion of capital lease obligations               1,183                8,933
     Long-term portion of borrowings ..............             386,934              514,031
     Other long-term liabilities ..................              81,873              104,742
     Deferred income taxes ........................              13,359               85,779
                                                           ------------         ------------
         Total long-term liabilities ..............             483,349              713,485
                                                           ------------         ------------
              Total liabilities ...................          40,360,249           22,171,007
                                                           ------------         ------------

Commitments and Contingencies .....................                  --                   --
                                                           ------------         ------------
Stockholders' Equity
     Common stock, par value $.01 per share .......              33,300               33,294
     Additional paid-in capital ...................          16,259,091           16,050,189
     Retained deficit .............................          (2,657,350)          (1,292,794)
     Accumulated other comprehensive income (loss)               15,545              (35,463)
                                                           ------------         ------------
                                                             13,650,586           14,755,226
Treasury stock, at cost ...........................                  --             (177,239)
                                                           ------------         ------------

              Total stockholders' equity ..........          13,650,586           14,577,987
                                                           ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........        $ 54,010,835         $ 36,748,994
                                                           ============         ============

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------------     ---------------------------
                                                    2000             1999             2000            1999
                                                ------------     ------------     -----------     -----------
REVENUE:
     Gross revenue (see note 12) ...........    $ 22,002,928     $ 19,546,583     $ 7,751,861     $ 6,881,018
                                                ------------     ------------     -----------     -----------
           Total gross revenue .............      22,002,928       19,546,583       7,751,861       6,881,018
                                                ------------     ------------     -----------     -----------

COST OF SALES:
     Cost of sales .........................       7,142,171        6,019,091       2,480,130       1,942,916
                                                ------------     ------------     -----------     -----------
           Total cost of sales .............       7,142,171        6,019,091       2,480,130       1,942,916
                                                ------------     ------------     -----------     -----------
           Gross profit (see note 12) ......      14,860,757       13,527,492       5,271,731       4,938,102
                                                ------------     ------------     -----------     -----------

EXPENSES:
     Employee compensation and benefits ....       9,611,877        7,577,373       3,385,758       2,978,628
     Mail and courier ......................         361,794          363,586          69,274         118,673
     Telephone .............................         467,892          354,590         161,591         163,960
     Equipment rental and maintenance ......         594,301          463,121         284,679         194,450
     Occupancy .............................         708,261          701,708         231,502         256,545
     Depreciation and amortization .........         742,353          626,129         259,636         195,178
     Professional fees .....................         994,322        1,048,164          32,458         268,071
     Interest ..............................         360,504          387,651         130,122         150,187
     Provision for bad debt ................         569,346           14,050         159,022          10,800
     Provision for loan losses .............         197,000               --          70,000              --
     Business development costs ............         194,584           56,036          40,580          23,689
     Other operating expenses ..............       1,294,324        2,331,549         352,579         950,596
                                                ------------     ------------     -----------     -----------
           Total expenses ..................      16,096,558       13,923,957       5,177,201       5,310,777
                                                ------------     ------------     -----------     -----------
Income (loss) from operations ..............      (1,235,801)        (396,465)         94,530        (372,675)
                                                ------------     ------------     -----------     -----------

OTHER INCOME (LOSS)
     Unrealized gain (loss) on securities ..           6,478          (23,450)         (3,752)        (33,151)
     Realized gain (loss) on securities ....          (1,145)           2,252           9,346            (669)
     Equity in results of affiliates .......              --               --              --         (54,284)
     Loss on sale/disposal of fixed assets .        (109,088)              --          (9,608)             --
     All other .............................              --               --         (89,863)             --
                                                ------------     ------------     -----------     -----------
           Total other loss ................        (103,755)         (21,198)        (93,877)        (88,104)
                                                ------------     ------------     -----------     -----------
Income (loss) before income taxes ..........      (1,339,556)        (417,663)            653        (460,779)
                                                ------------     ------------     -----------     -----------
Income taxes ...............................          25,000           66,387             476          22,387
                                                ------------     ------------     -----------     -----------
Net income (loss) ..........................    $ (1,364,556)    $   (484,050)    $       177     $  (483,166)
                                                ============     ============     ===========     ===========

Per share earnings
     Basic common shares outstanding .......       2,880,028        2,773,727       2,880,028       2,773,727
     Net income (loss) - basic .............    $      (0.47)    $      (0.17)    $        --     $     (0.17)
     Fully diluted common shares outstanding       3,050,825        2,945,855       3,050,825       2,945,855
     Net income (loss) - fully diluted .....    $      (0.45)    $      (0.16)    $        --     $     (0.16)

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                             NINE MONTHS ENDED            THREE MONTHS ENDED
                                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ---------------------------    ---------------------------
                                                           2000            1999           2000            1999
                                                       ------------    -----------    -----------     -----------
Net income (loss)..................................    $ (1,364,556)   $  (484,050)   $       177     $  (483,166)
Other comprehensive income
     (loss), net of tax
     Unrealized gain on
         securities, net of
           reclassification adjustment.............          51,008             --         82,633              --
                                                       ------------    -----------    -----------     -----------

Comprehensive income (loss)........................    $ (1,313,548)   $  (484,050)   $    82,810     $  (483,166)
                                                       ============    ===========    ===========     ===========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                 -------------------------------
                                                                     2000               1999
                                                                 ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ...............................................      $ (1,364,556)      $   (484,050)
   Adjustments to reconcile net income to cash
     provided by (used in) operating activities:
        Income taxes payable ..............................          (133,401)                --
        Deferred income taxes .............................          (132,986)          (118,444)
        Provision for depreciation and amortization .......           742,353            626,129
        Provision for loan losses .........................           197,000                 --
        Provision for bad debt ............................           569,346                 --
        Change in market value of securities ..............            (6,166)                --
        Loss on disposal of discontinued operations .......           100,513                 --
        Loss on sale of securities ........................            21,026                 --
        Results of affiliate/minority interest ............                --            (71,620)
        Adjustment to goodwill re: purchase of
           Fiduciary Counsel, Inc. ........................                --            211,007
        Deferred start-up costs ...........................                --           (549,695)
        (Increase) decrease in operating assets
           Receivables ....................................        (2,061,110)           (18,231)
           Loans made to customers, net of repayments .....       (15,487,322)                --
           Prepaid and sundry assets ......................            82,413           (133,457)
           Other non-current assets .......................           278,937            158,116
        Increase (decrease) in operating liabilities
           Deposits .......................................        15,744,418                 --
           Accounts payable and accrued expenses ..........           416,748           (708,380)
           Accrued compensation and benefits ..............           (15,285)           247,538
           Accrued income taxes ...........................                --             (1,857)
           Other liabilities ..............................           320,338           (814,431)
                                                                 ------------       ------------
     Net cash used in operating activities ................          (727,734)        (1,657,375)
                                                                 ------------       ------------
CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment ..................................          (689,993)        (1,742,985)
   Adjustment re acquisition of Fully Armed Productions ...                --            (93,440)
   Investment in affiliated mutual funds ..................           (36,753)                --
   Due from banks .........................................          (933,448)                --
   Federal funds sold .....................................         4,922,000                 --
   Bond investments .......................................        (5,572,939)                --
   Proceeds from sale of fixed assets .....................             2,968                 --
   Proceeds from sale of debt securities ..................           181,066                 --
   Proceeds from sale of securities .......................           580,875                 --
   Investments in securities and mutual funds .............          (316,990)            99,983
   Investment in debt securities ..........................                --            (79,984)
   Investment in affiliate ................................               (10)                --
                                                                 ------------       ------------
     Net cash used in investing activities ................        (1,863,224)        (1,816,426)
                                                                 ------------       ------------
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock .................             3,540          7,445,584
   Proceeds from issuance of Series C preferred stock .....                --            100,900
   Borrowings on bank line of credit ......................           760,000                 --
   Repayments on bank line of credit ......................          (588,552)                --
   Dividends to Unified Investment Services, Inc. and Fully
     Armed Productions, Inc. shareholders .................                --            (18,624)
   Proceeds from issuance of treasury stock ...............           437,158                 --
   Federal funds purchased ................................         1,477,000                 --
   Securities sold under agreement to repurchase ..........           900,525                 --
   Repayment of borrowings ................................          (526,929)          (986,134)
   Repayment of capital lease obligations .................           (26,928)           (39,169)
   Purchase of Archer Trading, Inc. .......................                --            (73,500)
   Purchase of treasury shares ............................           (54,551)          (635,301)
                                                                 ------------       ------------
     Net cash provided by financing activities ............         2,381,263          5,793,756
                                                                 ------------       ------------

Net increase (decrease) in cash and cash equivalents ......          (209,695)         2,319,955
Cash and cash equivalents - beginning of year .............         5,714,345         10,342,501
                                                                 ------------       ------------
Cash and cash equivalents - end of period .................      $  5,504,650       $ 12,662,456
                                                                 ============       ============

See accompanying notes.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------

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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

              On January 31, 2000, Unified Management Company acquired all of the assets of Commonwealth Investment Services, Inc. Effective September 29, 2000, Unified Management Company was renamed Unified Financial Securities, Inc. Effective October 12, 2000, Unified Fund Services, Inc. was merged with and into AmeriPrime Financial Services, Inc. Immediately following, AmeriPrime Financial Services, Inc. was renamed Unified Fund Services, Inc. Each of Unified Financial Services, Inc., Commonwealth Investment Services, Inc., Unified Fund Services, Inc. and AmeriPrime Financial Services, Inc. is/was a wholly owned subsidiary of our company.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------


Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              Financial Statement Presentation
              --------------------------------
              Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

Note 3 -      UNIFIED TRUST COMPANY, NATIONAL ASSOCIATION

              On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of September 30, 2000, Unified Trust Company, National Association had $2.1 million total capital.

Note 4 -      OPTIONS

              Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

              As of September 30, 2000, our board of directors had granted options to acquire 104,131 shares of our common stock to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such date, our board had granted options to acquire 66,666 shares of our common stock outside of such plan. Such options have exercise prices as follows:

                       6,350 shares at $25.00 per share
                      19,231 shares at $27.50 per share
                         500 shares at $30.25 per share
                      77,050 shares at $40.00 per share
                       1,000 shares at $44.00 per share
                      66,666 shares at $45.00 per share

              As of September 30, 2000, 85,831 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                      Options outstanding at June 30, 2000        169,847
                      Options issued during period at exercise
                        price of $40.00 per share                   2,000
                      Options exercised during period                  --
                      Forfeitures at $25.00 per share                  50
                      Forfeitures at $40.00 per share               1,000
                      Options outstanding at
                        September 30, 2000                        170,797

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------

Note 5 -      DEBT AND RELATED MATTERS

              Debt at September 30, 2000 consisted of the following:

              Bank notes payable:
              ------------------

                Payable in monthly installments including interest at prime plus .5%, final payment due December 31, 2001,
                collateralized by communication and computer hardware
                and software                                                            $      70,379

                Payable in monthly installments including interest at
                8.5%, final payment due January 2, 2001, secured by
                assignment of receivables                                                   1,893,750

                Payable in monthly installments including interest at
                8.25%, final payment due March 31, 2014, collateralized
                by equipment                                                                  354,582

                Payable in monthly installments including interest at
                10.4%, final payment due April 26, 2002, collateralized
                by equipment                                                                   12,356
                                                                                        -------------

              Total notes                                                                   2,331,067
                                                                                        -------------

              Less current maturities of bank debt                                          1,944,133
                                                                                        -------------

              Long-term portion                                                         $     386,934
                                                                                        =============


              The maturities of notes payable and lines of credit for each of the succeeding five years subsequent to September 30, 2000, were as follows: 2001--$53,134; 2002--$48,364; 2003--$49,876;
              2004--$51,518; 2005 and beyond--$184,042.

              Lines of credit:
              ---------------

                Payable at maturity, June 30, 2001, interest at prime,
                secured by assignment of receivables                                    $   1,890,000

                Loan payable at maturity, December 31, 2000,
                interest at 10.25%                                                              8,451
                                                                                        -------------

                                                                                        $   1,898,451
                                                                                        =============

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------

Note 6 -      CAPITAL LEASE OBLIGATIONS

              We lease both computer and office equipment under capital leases. The lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of September 30, 2000:

                     YEAR ENDED SEPTEMBER 30,                                      AMOUNT
                     ------------------------                                      ------
                               2000                                               $ 11,626
                               2001                                                    724
                               2002                                                    601
                                                                                  --------
                                                                                    12,951
                               Less:  amount representing interest                     873
                                                                                  --------
                                      Total                                       $ 12,078
                                                                                  ========

Note 7 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the nine months ended September 30, 2000 and 1999 were $708,261 and $701,708, respectively.

              At September 30, 2000, we were committed to minimal rental payments under certain noncancellable operating leases. Generally, these leases include cancellation clauses. As of September 30, 2000, the minimum future rental commitments for each of the succeeding five years subsequent to September 30, 2000 were as follows: 2001--$1,036,432; 2002--$780,637;
              2003--$345,290; 2004--$265,237; and 2005 and
              thereafter--$679,924.

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

Note 9 -      CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
              REQUIREMENTS

              Unified Financial Securities, Unified Investment Services and AmeriPrime Financial Securities are subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000 for Unified Financial Securities, $5,000 for Unified Investment Services and $25,000 for AmeriPrime Financial Securities, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At September 30, 2000, the net capital and ratio of aggregate indebtedness for each of these entities were as follows:

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------

Note 9 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS (continued)

                                                                            SEPTEMBER 30,
                                                                                2000
                                                                            -------------
              Net capital:
                 Unified Financial Securities                                $ 304,558
                 Unified Investment Services                                     6,845
                 AmeriPrime Financial Securities                               294,349
              Ratio of aggregate indebtedness:
                 Unified Financial Securities                               1.473 to 1
                 Unified Investment Services                                    0 to 1
                 AmeriPrime Financial Securities                              .05 to 1

              Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities, Unified Investment Services and AmeriPrime Financial Securities calculate their reserve requirement and segregate cash and/or securities for the exclusive benefit of their customers on a periodic basis. The reserve requirement for Unified Financial Securities, Unified Investment Services and AmeriPrime Financial Securities was $0 at September 30, 2000. Balances segregated in excess of reserve requirements are not restricted.

Note 10 -     COMMON STOCK

              Effective December 10, 1998, we commenced a private placement offering to sell a maximum of 1,750,000 shares of our common stock. Effective September 27, 1999, the size of the offering was reduced to 750,000 shares of our common stock, which shares were offered at a price of $40.00 per share. The offering terminated on March 31, 2000. For the nine months ended September 30, 2000 and 1999, we issued 11,530 (including 10,929 shares from treasury) and 213,550 shares, respectively, of our common stock. For the nine months ended September 30, 2000 and 1999, aggregate brokerage fees of $20,500 and $802,000, respectively, were paid to Unified Financial Securities and Unified Investment Services in connection with this private placement offering, which amount is inclusive of $18,300 and $0, respectively, paid to external brokerage firms.

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

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------


Note 11 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at September 30, 2000 and 1999. Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                          SEPTEMBER 30,
                                                   --------------------------------------------------------
                                                              2000                            1999
                                                   -------------------------       ------------------------
                                                    CARRYING         FAIR           CARRYING        FAIR
                                                     AMOUNT          VALUE           AMOUNT         VALUE
                                                   ---------       ---------       ----------    ----------
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents         $  5,504.6      $ 5,504.6       $ 12,663.0    $ 12,663.0
                 Investment in:
                    Debt securities                     882.7          882.7          1,074.0       1,074.0
                    Securities and mutual funds         564.4          564.4            626.0         626.0
                 Loans                               18,101.1       18,101.1             --            --
                 Receivables (trade)                 11,096.6       11,096.6          8,892.0       8,892.0
                 Prepaid and sundry                     817.5          817.5            363.0         363.0
              Financial liabilities:
                 Current liabilities                 37,921.9       37,921.9          9,294.0       9,294.0
                 Capital lease obligation                12.1           12.1             50.7          50.7
                 Long-term debt                       2,331.1        2,331.1          4,925.1       4,925.1


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

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues and gross margin were as follows for the nine and three months ended September 30, 2000 and 1999 and total assets, capital expenditures and depreciation and amortization were as follows as of and for the nine months ended September 30, 2000 and 1999:

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------


Note 12 -     DISCLOSURES ABOUT REPORTING SEGMENTS (continued)


                                                                NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                            -------------------------   --------------------------
                                                               2000           1999          2000          1999
                                                            -----------   -----------   -----------    -----------
     (IN THOUSANDS)
     Revenues:
         Trust and retirement.............................  $ 1,503,926   $ 1,293,385   $   482,835    $   516,410
         Mutual fund administration.......................    3,418,777     1,830,667     1,257,424        735,550
         Banking..........................................    1,853,821       356,561       778,847        127,308
         Insurance........................................    9,151,679     8,187,965     3,573,753      2,762,257
         Brokerage........................................    2,127,776     3,219,361       431,289        940,464
         Investment advisory..............................    3,528,770     3,921,560     1,168,157      1,436,165
         Corporate and discontinued operations............      418,179       737,084        59,556        362,864
                                                            -----------   -----------   -----------    -----------
              Total.......................................  $22,002,928   $19,546,583   $ 7,751,861    $ 6,881,018
                                                            ===========   ===========   ===========    ===========

     Gross profit:
         Trust and retirement.............................  $ 1,340,416   $ 1,047,247   $   429,334    $   419,850
         Mutual fund administration.......................    2,701,239     1,493,533       952,597        620,300
         Banking..........................................    1,150,166       356,561       499,241        127,308
         Insurance........................................    5,290,136     4,659,941     2,137,353      1,612,628
         Brokerage........................................      783,460     1,623,313       122,373        521,181
         Investment advisory..............................    3,351,105     3,700,134     1,110,601      1,364,293
         Corporate and discontinued operations............      244,235       646,763        20,232        272,542
                                                            -----------   -----------   -----------    -----------
              Total.......................................  $14,860,757   $13,527,492   $ 5,271,731    $ 4,938,102
                                                            ===========   ===========   ===========    ===========

     Total assets
         Trust and retirement.............................  $ 3,170,793   $ 1,972,690
         Mutual fund administration.......................    1,656,956     1,210,062
         Banking..........................................   34,056,493     2,231,946
         Insurance........................................    9,124,816     7,547,802
         Brokerage........................................    1,255,162     1,401,142
         Investment advisory..............................    3,190,378     4,751,621
         Corporate and discontinued operations............    1,556,237    10,790,966
                                                            -----------   -----------
              Total.......................................  $54,010,835   $29,906,229
                                                            ===========   ===========

     Depreciation and amortization:
         Trust and retirement.............................  $    27,316   $    17,090
         Mutual fund administration.......................       59,840        48,514
         Banking..........................................      126,129        43,993
         Insurance........................................       98,561       160,732
         Brokerage........................................       25,849        27,747
         Investment advisory..............................      139,177       195,603
         Corporate and discontinued operations............      265,481       132,450
                                                            -----------   -----------
              Total.......................................  $   742,353   $   626,129
                                                            ===========   ===========

     Capital expenditures:
         Trust and retirement.............................  $   140,648   $    38,699
         Mutual fund administration.......................       63,160        90,940
         Banking..........................................      112,832       753,807
         Insurance........................................      155,501        83,510
         Brokerage........................................        4,275        27,555
         Investment advisory..............................       27,740        40,585
         Corporate and discontinued operations............      185,837       707,889
                                                            -----------   -----------
              Total.......................................  $   689,993   $ 1,742,985
                                                            ===========   ===========

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         SEPTEMBER 30, 2000 AND 1999
                         ---------------------------


Note 13 -     UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

              Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at September 30, 2000 were the bank's total assets of $31,685,065 and total liabilities of $25,054,869 as of such date. As of such date, certain components of such assets and liabilities were as follows:

              Due from banks                              $   1,248,263
              Investments in securities:
                US agency securities                                 --
                FHLB stock                                      100,000
              Loans:
                Real estate loans                            11,741,941
                Commercial loans                              3,874,399
                Installment loans                             2,759,805
                Other loans                                          53
                Allowance for loan losses                       230,000
              Bank deposits:
                Demand deposits                               2,426,678
                NOW accounts                                    695,012
                Money market accounts                        10,756,640
                Savings accounts                                 51,928
                Time deposits                                 8,661,323
                Other interest-bearing deposits                  86,332
              Federal and borrowed funds                      2,377,525

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

              VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third party investor made a $3.0 million loan to VSX Holdings. We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, insurance or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. The loan loss reserve, while believed adequate, may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and stockholders are cautioned that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our six business lines, our mission with respect to market leading positions of our trust and retirement services and mutual fund administration services business lines, our ability to generate supplemental revenues for our other business lines, our ability to provide superior returns to our stockholders and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         It is the mission of our company to capture market leading positions in these two business lines, generate supplemental revenue for each line to the others and, by our ability to distribute our products/ services through electronic delivery channels with strategic third-party relationships, to provide superior returns to our stockholders.

         The current organizational structure and the refinement of our business strategy is the culmination of the work over the last two and one-half years towards the creation of today's Unified Financial Services, Inc. Our foundation, Unified Financial Securities, Inc., dates back to 1952. Unified Financial Securities, Inc. began as Unified Underwriters, Inc. and today is a regional discount brokerage firm with a link to mutual fund assets via its brokerage account services. It is our broker-dealer subsidiary.

         In 1990, Unified Fund Services, Inc. was formed. Unified Fund Services is a highly automated, registered stock transfer agent that provides transfer agency, fund accounting, administrative and/or compliance services for mutual fund families.

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

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 increased $2,456,000, or 12.6%, from $19,547,000 to $22,003,000. For such periods, trust and retirement services revenues increased $211,000, or 16.3%, primarily as a result of additional fees received in connection with a $61,600,000 increase in assets under management. For such periods, fund administration services revenues increased $1,588,000, or 86.8%, due to an increase in the number of mutual fund clients services and a growth in the amount of assets under service. As of September 30, 2000, we provided fund administrative services to 28 mutual fund families consisting of 121 portfolios and approximately $4.3 billion in mutual fund assets as compared to 23 mutual fund families consisting of 110 portfolios and approximately $3.7 billion in mutual fund assets as of September 30, 1999.

         Banking revenues increased $1,497,000, or 419.9%, for the nine months ended September 30, 2000 compared to the same period of 1999 due to the inclusion of the results of operations of Unified Banking Company, which commenced operations on November 1, 1999, in the 2000 revenues (without any revenues for 1999), which accounted for 93.7% of the increase, and due to increased financing activity at our premium finance operations.

         For the nine months ended September 30, 2000 compared to the same period of 1999, insurance revenues increased $964,000, or 11.8%, due to a $6,123,000, or 22.5%, increase in total insurance premiums written. The results for 1999 included revenues derived from our Chicago insurance operations, which were discontinued at year-end 1999. Excluding the revenues of the Chicago operations from the 1999 revenues, insurance revenues increased $1,831,000, or 25.0%, for the nine months ended September 30, 2000 compared to the same period of 1999. We experienced increases in both our personal and commercial business lines. Additionally, insurance revenues for the nine months ended September 30, 2000 included a $379,000 contingency payment our claims services operations received during the third quarter for lower than anticipated claims losses.

         For such periods, brokerage revenues declined $1,092,000, or 33.9%, principally due to a $782,000 decline in private placement commissions received by our broker-dealer subsidiaries in connection with our recently completed private placements. We also experienced a $277,000 decline in trading revenues due to the loss of one client relationship, which was partially offset by the inclusion in 2000 of revenues associated with our recently operational Internet trading website and an increase in brokerage revenues due to our relationship with certified public accountants. In addition, the 1999 revenues include a one-time commission of fund sales of approximately $100,000.

         Investment advisory services revenues declined $393,000, or 10.0%, for the nine months ended September 30, 2000 compared to the same period of 1999 primarily due to a shifting of approximately $16,000,000 of assets from our investment advisory operations to our trust and retirement services operations and a loss of two broker-dealer clients with approximately $8,000,000 of assets under management, partially offset by additional revenues earned on assets under management pursuant to new fee arrangements.

         For such periods, corporate and discontinued operations revenues declined $319,000, or 43.3%, which represented a reduction in interest income earned on the proceeds of our private placement and a decline in revenues at certain start-up entities and discontinued operations.

         Gross profit for the nine months ended September 30, 2000 as compared to same period of 1999 increased $1,334,000, or 9.9%, from $13,527,000 to $14,861,000. For such periods, gross profit as a percentage of revenue declined to 67.5% from 69.2%.

         Trust and retirement services gross profit increased $293,000, or 27.8%, for the nine months ended September 30, 2000 compared to the corresponding period of 1999 due to the $61,600,000 increase in assets under management discussed above. For such periods, mutual fund administration services gross profit increased $1,208,000, or 80.9%, due to the increase in the number of mutual fund clients served and assets under service. Banking gross profit increased $794,000, or 222.6%, for the nine months ended September 30, 2000 compared to the same period of 1999 due to the inclusion of the results of Unified Banking Company in banking gross profit for 2000 (without any amount included in the 1999 period), which accounted for 88.1% of the increase, and due to increased financing activity at our premium finance operations.

         For the nine months ended September 30, 2000 compared to the same period of 1999, insurance gross profit increased $630,000, or 13.5%. Excluding the gross profits attributable to our Chicago insurance operations, which were discontinued at year-end 1999, insurance gross profits increased $1,053,000 for such periods due to an increase in total insurance premiums written and the contingency payment we received due to lower than anticipated claims losses. Brokerage gross profit declined $840,000, or 51.7%, for the nine months ended September 30, 2000 compared to the same period of 1999 principally due to the $782,000 decline in commissions received on our private placements and a $173,000 decline in gross profits due to the loss of one client relationship, which declines were partially offset by a $100,000 recovery in 2000 from our insurance carrier with respect to an employee theft loss which occurred during the third quarter of 1999.

         For such periods, investment advisory gross profit declined $349,000, or 9.4%, due to an increase in the costs of outside service providers and higher administrative fees associated with the Unified family of mutual funds. Corporate and discontinued operations gross profit declined $403,000, or 62.2%, for such periods due to declines at certain start-up and discontinued operations and a decline in interest income earned on our private placement proceeds.

         Results from operations for the nine months ended September 30, 2000 was a loss of $1,236,000 compared to a loss from operations of $396,000 for the same period last year. Total expenses for the nine months ended September 30, 2000 were $16,097,000, or 73.2% of total revenue, as compared to $13,924,000, or 71.2% of total revenue for same period of 1999.

         Employee compensation and benefits expense increased $2,035,000, or 26.8%, for the nine months ended September 30, 2000 compared to the same period of 1999 due to (i) new personnel hired in connection with the expansion of our trust and retirement services and mutual fund administration services operations, which accounted for $1,180,000 of such increase, (ii) the expansion of our senior management team and the hiring of additional accounting and information services personnel, which accounted for $1,076,000 of such increase, and (iii) the commencement of operations of Unified Banking Company in November 1999, which accounted for $583,000 of such increase. These increases in compensation and benefits expenses were partially offset by a $337,000 decline in such expenses at our insurance operations. For such periods, telephone expense increased $113,000, or 32.0%, for the nine months ended September 30, 2000 compared to the same period of 1999 due to telephone costs associated with the increased marketing efforts at our insurance and mutual fund administration operations and the roll-out of our wide-area network. Equipment rental and maintenance expense increased $131,000, or 28.3%, for such periods due to the start-up of Unified Banking Company and expansion of activities at Unified Trust Company, National Association. For such periods, depreciation and amortization expense increased $116,000, or 18.6%, due to the depreciation and amortization expense associated with equipment purchased by Unified Banking Company in connection with its commencement of business. Our provision for bad debt increased $555,000, or 3,952.3%, between such periods due to a reserve made for doubtful receivables generated by our fund administration services operations. Our provision for loan loss for the nine months ended September 30, 2000 was $197,000 (without a corresponding expense for the same period of 1999). Other operating expenses declined $1,037,000, or 44.5%, due to a $1,118,000 benefit received by us during the nine months ended September 30, 2000 in connection with the construction and development of the VSX marketplace and its corresponding products, with no corresponding benefit included for the same period of 1999.

         Net loss for the nine months ended September 30, 2000 was $1,365,000 compared with a net loss of $484,000 for the same period of 1999. For the nine months ended September 30, 2000, the 12.6% increase in revenues compared to the same period of 1999 was offset by the 15.6% increase in expenses for such periods, as described above.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         Revenues for the quarter ended September 30, 2000 compared to the same quarter of 1999 increased $871,000, or 12.7%, from $6,881,000 to $7,752,000. For such quarters, trust and retirement services revenues declined $34,000, or 6.5%, mutual fund administration revenues increased $522,000, or 71.0%, banking revenues increased $652,000, or 511.8%, insurance revenues increased $811,000, or 29.4%, brokerage revenues declined $509,000, or 54.1%, investment advisory revenues declined $268,000, or 18.7%, and corporate and discontinued operations revenues declined $303,000, or 83.6%.

         The reasons underlying the variations in revenues by segment discussed above for the year-to-date periods also were applicable to the three-month periods. Additionally, with respect to insurance revenues for such quarters, excluding our Chicago insurance operations from the revenues for the third quarter of 1999, our insurance revenues increased $1,124,000, or 45.9%, for the third quarter of 2000 compared to the third quarter of 1999.

         Gross profit increased $334,000, or 6.8%, from $4,938,000 for the third quarter of 1999 to $5,272,000 for the third quarter of 2000. For such periods, gross profit as a percentage of revenue declined to 68.0% from 71.8%.

         For the quarter ended September 30, 2000 compared to the same quarter of 1999, trust and retirement services gross profit increased $9,000, or 2.3%, mutual fund administration services gross profit increased $332,000, or 53.6%, banking gross profit increased $372,000, or 292.2%, insurance gross profit increased $525,000, or 32.5%, brokerage gross profit declined $399,000, or 76.5%, investment advisory gross profit declined $254,000, or 18.6%, and corporate and discontinued operations gross profit declined $252,000, or 92.6%.

         The reasons underlying the variations in gross profit by segment discussed above for the year-to-date periods also were applicable to the three-month periods. Additionally, with respect to insurance gross profit for such quarters, excluding our Chicago insurance operations from the gross profit for the third quarter of 1999, our insurance gross profit increased $675,000, or 46.2%, for the third quarter of 2000 compared to the third quarter of 1999.

         Income from operations for the quarter ended September 30, 2000 was $95,000 compared to a loss from operations of $373,000 for the same quarter last year. Total expenses for the quarter ended September 30, 2000 were $5,177,000, or 66.8%, of total revenue, as compared to $5,311,000, or 77.2%
of total revenue, for the third quarter of 1999.

         The reasons underlying the variations in expense items discussed above for the year-to-date periods also were applicable to the three-month periods. In addition, mail and courier service declined $49,000, or 41.6%, for the third quarter of 2000 compared to the corresponding quarter of 1999 due to a reduction in mailings from our insurance operations from three times to once a year and greater use of bulk mail. Professional fees declined $236,000, or 87.9%, for such quarters principally due to our hiring of internal legal counsel. Other operating expenses for the third quarter of 2000 included a $1,118,000 benefit received by us in connection with the construction and development of the VSX marketplace and its corresponding products with no corresponding benefit included in the third quarter of 1999.

         Total other income was a loss of $94,000 for the quarter ended September 30, 2000 compared to a loss of $88,000 for the third quarter of 1999. Unrealized loss on securities of $4,000 for the third quarter of 2000 compared to an unrealized loss of $33,000 during the third quarter of 1999. Equity in results of affiliates reflected a loss of $54,000 during the third quarter of 1999 and $0 for the same quarter of 2000.

         Net income was $177 for the third quarter of 2000 compared with a net loss of $483,000 for the third quarter of 1999. The improvement in income for the quarter ended September 30, 2000 compared to the same quarter of 1999 was a result of the 12.7% increase in revenues coupled with the minor reduction in expenses, as described above.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at September 30, 2000 from December 31, 1999 was $209,695. The net decrease reflected the repayment of borrowings, the purchase of fixed assets and a decline in accounts payable. We received $67,200 from the issuance of 1,680 shares of common stock in our private placement during the three months ended September 30, 2000. We also received $1,118,000 from VSX Holdings, LLC during the nine months ended September 30, 2000 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operations, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a Tier 1 capital to total assets ratio of at least 8.0%. As of September 30, 2000, Unified Banking Company had a ratio of Tier 1 capital to total assets equal to 20.7%.

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities. We anticipate continued loan demand in our market area. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth.

         Unified Banking Company experienced net growth in assets of 120.31% during the first nine months of 2000, while deposits increased 213.7% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $13,650,586 at September 30, 2000 compared to $14,577,987 at year-end 1999. The decline in total equity was due to our loss from operations for the nine-months ended September 30, 2000, partially offset by the issuance of 11,530 shares of our common stock in our recently completed private placement.

         The growth of Unified Banking Company will have an effect on our working capital. It currently is anticipated that as Unified Banking Company grows, our working capital ratio will become more in line with ratios traditionally associated with bank holding companies.

         Certain outstanding bank loans of our company are due in the first quarter of 2001. Currently, we believe that we will be able to refinance such loans on terms favorable to us. However, in the event we are unable to refinance such loans, we would be required to seek other sources of funding to satisfy such obligations. There can be no assurance that such other sources of funding will be available or available on terms favorable to our company.

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

         If any of the following risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. In such case, the price of our common stock could decline, and you may lose all or part of your investment.

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

         WE ARE SUBJECT TO EXTENSIVE REGULATION. The banking, trust and securities industries are heavily regulated under both Federal and state law. These regulations are primarily intended to protect depositors and the Federal Deposit Insurance Corporation, with respect to banks, and customers, with respect to trust companies, broker-dealers and investment advisors, not our creditors or stockholders. We and our subsidiaries also are subject to the supervision of the Securities and Exchange Commission, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks, trust companies and other financial services companies undergo continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that affects us or our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us or our subsidiaries.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The business activities of our company expose it to a variety of risks. Management of these risks is necessary for the long-term profitability of our company. We manage these risks through the establishment of numerous policies, procedures and controls. The most significant risks that affect us are market risk and credit risk.

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

         The following table illustrates our estimated static gap with prepayments calculated as of September 30, 2000:

                                                                    TIME TO MATURITY OR REPRICING
                                                                   0 TO 1      1 TO 2        2 TO 3      3 TO 6
(DOLLARS IN THOUSANDS)                              IMMEDIATE      MONTHS      MONTHS        MONTHS      MONTHS
                                                    ---------      ------      ------        ------      ------
RATE SENSITIVE ASSETS
   Securities
     U. S. agencies ........................        $    --        $186        $  184        $181        $  527
     FHLB stock ............................            100          --            --          --            --
                                                    -------        ----        ------        ----        ------
       Total securities ....................            100         186           184         181           527
                                                    -------        ----        ------        ----        ------
   Loans
     Commercial
       Fixed ...............................             --          14            14          14            42
       Variable ............................          2,700          --            --          --            --
                                                    -------        ----        ------        ----        ------
         Total commercial ..................          2,700          14            14          14            42
                                                    -------        ----        ------        ----        ------
     Real Estate
       Commercial ..........................             --          11            11          11            34
                                                    -------        ----        ------        ----        ------
       Residential
         Fixed .............................             --          11            11          11            33
         Variable ..........................             --          --            --          --            50
                                                    -------        ----        ------        ----        ------
           Total residential ...............             --          11            11          11            83
                                                    -------        ----        ------        ----        ------
              Total real estate ............             --          22            22          22           117
                                                    -------        ----        ------        ----        ------
     Personal
       Home equity loans ...................          2,785          --            --          --            --
       Installment loans ...................             --           7           817          46           230
       Personal open end letters of credit .             --          --            --         293           557
                                                    -------        ----        ------        ----        ------
         Total personal ....................          2,785           7           817         339           787
                                                    -------        ----        ------        ----        ------
     Other loans ...........................            425          --            --          --            --
                                                    -------        ----        ------        ----        ------
   Total loans .............................          5,910          43           853         375           946
                                                    -------        ----        ------        ----        ------
     TOTAL RATE SENSITIVE ASSETS ...........        $ 6,010        $229        $1,036        $556        $1,473
                                                    =======        ====        ======        ====        ======
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ..........................        $   695        $ --        $   --        $ --        $   --
                                                    -------        ----        ------        ----        ------
     Money market accounts
       Market rate accounts ................          1,950          --            --          --            --
       Business market rate accounts .......          2,632          --            --          --            --
       Special personal MMDA ...............            628          --            --          --            --
       Special business MMDA ...............          5,547          --            --          --            --
                                                    -------        ----        ------        ----        ------
         Total money market accounts .......         10,757          --            --          --            --
                                                    -------        ----        ------        ----        ------
     Savings ...............................             52          --            --          --            --
                                                    -------        ----        ------        ----        ------
     Time deposits
       CD's greater than 100K ..............             --          --            --         508         3,938
       CD's less than 100K .................             --          --           271         179           246
                                                    -------        ----        ------        ----        ------
         Total time deposits ...............             --          --           271         687         4,184
                                                    -------        ----        ------        ----        ------
       Individual retirement accounts ......             --          --            --          --             8
                                                    -------        ----        ------        ----        ------
         Total interest bearing deposits ...         11,504          --           271         687         4,192
                                                    -------        ----        ------        ----        ------
   Borrowed funds (repurchase agreements) ..             --         901            --          --            --
                                                    -------        ----        ------        ----        ------
     TOTAL RATE SENSITIVE LIABILITIES ......        $12,981        $901        $  271        $687        $4,192
                                                    =======        ====        ======        ====        ======


                                                                         TIME TO MATURITY OR REPRICING
                                                    6 TO 9        9 TO 12       12 TO 48      48 TO 54    GREATER THAN
(DOLLARS IN THOUSANDS)                              MONTHS        MONTHS        MONTHS        MONTHS      54 MONTHS     TOTALS
                                                    ------        ------        ------        ------      ---------     ------
RATE SENSITIVE ASSETS
   Securities
     U. S. agencies ........................        $  506        $  484        $4,391        $270        $4,335        $11,064
     FHLB stock ............................            --            --            --          --            --            100
                                                    ------        ------        ------        ----        ------        -------
       Total securities ....................           506           484         4,391         270         4,335         11,164
                                                    ------        ------        ------        ----        ------        -------
   Loans
     Commercial
       Fixed ...............................           213            42           562         153           120          1,174
       Variable ............................            --            --            --          --            --          2,700
                                                    ------        ------        ------        ----        ------        -------
         Total commercial ..................           213            42           562         153           120          3,874
                                                    ------        ------        ------        ----        ------        -------
     Real Estate
       Commercial ..........................         2,012            94         1,458         136         1,777          5,544
                                                    ------        ------        ------        ----        ------        -------
       Residential
         Fixed .............................            30           271           310         232           426          1,335
         Variable ..........................           890           712            --          --            --          1,652
                                                    ------        ------        ------        ----        ------        -------
           Total residential ...............           920           983           310         232           426          2,987
                                                    ------        ------        ------        ----        ------        -------
              Total real estate ............         2,932         1,077         1,768         368         2,203          8,531
                                                    ------        ------        ------        ----        ------        -------
     Personal
       Home equity loans ...................            --            --            --          --            --          2,785
       Installment loans ...................           191            97           191          17            10          1,605
       Personal open end letters of credit .            13           292            --          --            --          1,155
                                                    ------        ------        ------        ----        ------        -------
         Total personal ....................           204           389           191          17            10          5,545
                                                    ------        ------        ------        ----        ------        -------
     Other loans ...........................            --            --            --          --            --            425
                                                    ------        ------        ------        ----        ------        -------
   Total loans .............................         3,349         1,508         2,521         538         2,333         18,375
                                                    ------        ------        ------        ----        ------        -------
     TOTAL RATE SENSITIVE ASSETS ...........        $3,856        $1,992        $6,913        $807        $6,668        $29,539
                                                    ======        ======        ======        ====        ======        =======
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ..........................        $   --        $   --        $   --        $ --        $   --        $   695
                                                    ------        ------        ------        ----        ------        -------
     Money market accounts
       Market rate accounts ................            --            --            --          --            --          1,950
       Business market rate accounts .......            --            --            --          --            --          2,632
       Special personal MMDA ...............            --            --            --          --            --            628
       Special business MMDA ...............            --            --            --          --            --          5,547
                                                    ------        ------        ------        ----        ------        -------
         Total money market accounts .......            --            --            --          --            --         10,757
                                                    ------        ------        ------        ----        ------        -------
     Savings ...............................            --            --            --          --            --             52
                                                    ------        ------        ------        ----        ------        -------
     Time deposits
       CD's greater than 100K ..............           684           300           356          --           100          5,885
       CD's less than 100K .................           214           379           632          --           122          2,042
                                                    ------        ------        ------        ----        ------        -------
         Total time deposits ...............           898           679           988          --           222          7,927
                                                    ------        ------        ------        ----        ------        -------
       Individual retirement accounts ......            12           233            35         223           223            734
                                                    ------        ------        ------        ----        ------        -------
         Total interest bearing deposits ...           910           912         1,023         223           445         20,165
                                                    ------        ------        ------        ----        ------        -------
   Borrowed funds (repurchase agreements) ..            --            --            --          --            --            901
                                                    ------        ------        ------        ----        ------        -------
     TOTAL RATE SENSITIVE LIABILITIES ......        $  910        $  912        $1,023        $223        $  445        $22,543
                                                    ======        ======        ======        ====        ======        =======




                                                                       TIME TO MATURITY OR REPRICING
                                                                0 TO 1           1 TO 2           2 TO 3           3 TO 6
(DOLLARS IN THOUSANDS)                         IMMEDIATE        MONTHS           MONTHS           MONTHS           MONTHS
                                               ---------        ------           ------           ------           ------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........     $    6,010       $      229       $    1,036       $      556       $    1,473
   Total rate sensitive liabilities ......         12,981              901              271              687            4,192
   Gap ...................................         (6,971)            (672)             765             (131)          (2,720)
   RSA/RSL ...............................           0.46%            0.25%            3.83%            0.81%            0.35%
   RSA/assets ............................           0.19             0.01             0.03             0.02             0.05
   RSL/assets ............................           0.41             0.03             0.01             0.02             0.13
   Gap/assets ............................         -22.00            -2.12             2.42            -0.41            -8.58
   Gap/RSA ...............................        -115.99           293.55            73.86           -23.63          -184.67



CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........     $    6,010       $    6,239       $    7,275       $    7,831       $    9,303
   Total rate sensitive liabilities ......         12,981           13,882           14,153           14,840           19,032
   Gap ...................................         (6,971)          (7,643)          (6,878)          (7,009)          (9,728)
   RSA/RSL ...............................           0.46%            0.45%            0.51%            0.53%            0.49%
   RSA/assets ............................           0.19             0.20             0.23             0.25             0.29
   RSL/assets ............................           0.41             0.44             0.45             0.47             0.60
   Gap/assets ............................         -22.00           -24.12           -21.71           -22.12           -30.70
   Gap/RSA ...............................        -115.99          -122.51           -94.54           -89.51          -104.57

                                                                       TIME TO MATURITY OR REPRICING
                                               6 TO 9           9 TO 12          12 TO 48         48 TO 54         GREATER THAN
(DOLLARS IN THOUSANDS)                         MONTHS           MONTHS           MONTHS           MONTHS           54 MONTHS
                                               ------           ------           ------           ------           ---------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........     $    3,856       $    1,992       $    6,913       $      807       $    6,668
   Total rate sensitive liabilities ......            910              912            1,023              223              445
   Gap ...................................          2,946            1,080            5,890              585            6,223
   RSA/RSL ...............................           4.24%            2.18%            6.76%            3.63%           14.98%
   RSA/assets ............................           0.12             0.06             0.22             0.03             0.21
   RSL/assets ............................           0.03             0.03             0.03             0.01             0.01
   Gap/assets ............................           9.30             3.41            18.59             1.85            19.64
   Gap/RSA ...............................          76.41            54.22            85.21            72.44            93.33



CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........     $   13,159       $   15,151       $   22,064       $   22,872       $   29,539
   Total rate sensitive liabilities ......         19,941           20,853           21,876           22,098           22,543
   Gap ...................................         (6,782)          (5,702)             188              773            6,996
   RSA/RSL ...............................           0.66%            0.73%            1.01%            1.03%            1.31%
   RSA/assets ............................           0.42             0.48             0.70             0.72             0.93
   RSL/assets ............................           0.63             0.66             0.69             0.70             0.71
   Gap/assets ............................         -21.41           -18.00             0.59             2.44            22.08
   Gap/RSA ...............................         -51.54           -37.64             0.85             3.38            23.68

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

                                                                     PERCENTAGE CHANGE IN
                 BASIS POINT                    -------------------------------------------------------------
                  CHANGE IN                     NET INTEREST INCOME          MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   -------------------          --------------------------------
                    -400                               14.63%                              20.76%
                    -300                               10.89                               17.42
                    -200                                7.47                               14.00
                    -100                                3.78                                7.74
                       0                                0.00                                0.00
                     100                               -3.91                               -7.96
                     200                               -7.53                              -15.61
                     300                              -11.27                              -23.17
                     400                              -15.07                              -30.12

         We use a sensitivity model that simulated these interest rate changes on our earning assets and interest-bearing liabilities. This process allows us to explore the complex relationships among the financial instruments in various interest rate environments.

         The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels including the shape of the yield curve; prepayments on loans and securities; changes in deposit levels; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cash flows; and others. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

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

PART II.          OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         For the three months ended September 30, 2000, the only sale of our securities was 1,680 shares of our common stock issued by us in connection with our private placement at a price of $40.00 per share. All shares of stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2000.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIFIED FINANCIAL SERVICES, INC.
                                (Registrant)



Dated:  November 1, 2000        By:    /s/ Timothy L. Ashburn
                                     ------------------------------------------
                                     Timothy L. Ashburn, Chairman and Chief
                                     Executive Officer



Dated:  November 1, 2000        By:    /s/ Thomas G. Napurano
                                     ------------------------------------------
                                     Thomas G. Napurano, Executive Vice
                                     President and Chief Financial Officer

                        EXHIBIT INDEX

Ex. No.                        Description
-------                        -----------

 11.1           Computations of Earnings per Share.

 27.1           Financial Data Schedule (September 30, 2000).