Form 10-K405
period 2000-12-31
UNIFIED FINANCIAL SERVICES INC
filed 2001-03-30
CIK 1033926

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000          COMMISSION FILE NO. 0-22629

                      UNIFIED FINANCIAL SERVICES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        35-1797759
       (STATE OF INCORPORATION)                                (IRS EMPLOYER
                                                            IDENTIFICATION NO.)

         2424 HARRODSBURG ROAD                                    40503
          LEXINGTON, KENTUCKY                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (859) 296-2016

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, $0.01 PAR VALUE
                      PREFERRED STOCK, $0.01 PAR VALUE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED
   TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
                      REQUIREMENTS FOR THE PAST 90 DAYS.
                                   YES X  NO
                                      ---    ---

 INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO
   THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY
                      AMENDMENT TO THIS FORM 10-K. [X]

  AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 2001: COMMON STOCK, $0.01 PAR VALUE, $60,985,000

 NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF MARCH 1, 2001: COMMON STOCK, $0.01 PAR VALUE, 2,880,028 SHARES
                                OUTSTANDING

                     DOCUMENTS INCORPORATED BY REFERENCE
    AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED
                                BY REFERENCE:

             DOCUMENT                                  PART--FORM 10-K
             --------                                  ---------------

         REGISTRANT'S PROXY STATEMENT FOR THE 2001
         ANNUAL MEETING OF STOCKHOLDERS                PART III

================================================================================

                      UNIFIED FINANCIAL SERVICES, INC.

                                  FORM 10-K

                              TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
        Item 1.   Business                                                 2
        Item 2.   Properties                                              12
        Item 3.   Legal Proceedings                                       12
        Item 4.   Submission of Matters to a Vote of
                    Security Holders                                      12
        Item 4A.  Executive Officers of the Registrant                    12

PART II
        Item 5.   Market for Registrant's Common Equity
                    and Related Stockholder Matters                       14
        Item 6.   Selected Financial Data                                 15
        Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         17
        Item 7A.  Quantitative and Qualitative Disclosure
                    about Market Risk                                     26
        Item 8.   Financial Statements and Supplementary Data             31
        Item 9.   Changes in and Disagreements with
                    Accountants on Accounting and Financial Disclosure    56

PART III
        Item 10.  Directors and Executive Officers of the
                    Registrant                                            56
        Item 11.  Executive Compensation                                  56
        Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management                      56
        Item 13.  Certain Relationships and Related
                    Transactions                                          56
        Item 14.  Exhibits, Financial Statement Schedule
                    and Reports on Form 8-K                               56

SIGNATURES                                                                57

                               PART I

ITEM 1.  BUSINESS
         --------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, insurance or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. Although we believe our loan loss reserve is adequate, it may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our six business lines, our mission with respect to market leading positions of our trust and retirement services and mutual fund administration services business lines, our ability to generate supplemental revenues for our other business lines, our ability to provide superior returns to our stockholders and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The data presented in the following pages should be read in conjunction with our consolidated financial statements and the notes thereto on pages 31 to 55 of this report.

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

         Beginning in 1997 with our acquisitions of First Lexington Trust Company and Health Financial, Inc., our fundamental business model was born. The business model was intent on creating a vertically integrated financial services platform from which all essential products and support systems necessary to compete in the financial services industry would be built or acquired. The guiding principle was to provide one-stop shopping for consumers and to create an infrastructure whereby all support systems and related costs are confined within the company. Thus, we were to become a low-cost provider of all such services.

         In 1998, seven new affiliates joined our company and in 1999, six more were either started or acquired. The organization has been streamlined through consolidation of like-business affiliates. Thus, over the course of two and one-half years, thirteen affiliates and four start-ups have been restructured into the six core businesses.

         Over the first half of 2000, as the consolidation process was proceeding, we determined that two of our business lines have an opportunity to become market leaders in their respective disciplines. A market leader commands a national lead position in a segment of an industry as opposed to a lead position in the entire industry. Our two potential market leaders, we believe, are trust and retirement services (Unified Trust Company, National Association) and mutual fund administration services (Unified Fund Services).

         Going forward, the vertically integrated platform will be refined and managed with these two businesses forming the foundation and being the main drivers of our income. While we expect the other core lines to be profitable in their own discipline, each should be significantly enhanced by the supplemental income each should receive through its affiliation with the two main driver businesses.

         Additionally, we intend to develop the VSX project, a virtual real-time private financial marketplace. It will be funded by independent investment and we will retain an equity position and management contract for services rendered.

         Our principal executive offices are located at 2424 Harrodsburg Road, Lexington, Kentucky 40503, telephone number (859) 296-2016. We and our subsidiaries also maintain offices at 431 North Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 296-4407; 100 Browenton Place, Louisville, Kentucky 40222, (502) 326-5016; 220 Lexington Green Circle, Suite 600, Lexington, Kentucky 40512, telephone number (859) 245-2500; 1725 Southlake Boulevard, Southlake, Texas 76092, telephone number

(817) 431-2197; 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number (212) 852-8852; and One Firstar Plaza, Suite 2605, St. Louis, Missouri 63101, telephone number (314) 552-6440.

ACQUISITIONS AND ASSET PURCHASES

         The following table lists the acquisitions and asset purchases completed by us during the years ended December 31, 2000, 1999, 1998 and 1997.

-------------------------------------------------------------------------------------------------------------------------
                                                                          CONSIDERATION
                                                                     --------------------------
                                                                                     SHARES OF
                                                                                       COMMON                 ACCOUNTING
ACQUISITIONS AND ASSET PURCHASES COMPLETED                  DATE        CASH           STOCK                    METHOD
-------------------------------------------------------------------------------------------------------------------------
Health Financial, Inc.                                    06/01/97                    325,000                   Pooling
First Lexington Trust Company                             12/31/97                     80,008                   Pooling
Resource Benefit Planners, Inc.                           03/10/98                     12,000                   Pooling
Unified Investment Advisers, Inc.                         03/31/98                         (1)                    (1)
Fiduciary Counsel, Inc.                                   08/21/98    $800,835         36,110                  Purchase
EMCO Estate Management Company, Inc.(2)                   08/21/98                     11,000                   Pooling
Equity Underwriting Group, Inc.(3)                        12/17/98                    241,745                   Pooling
Commonwealth Premium Finance Corporation                  12/17/98                     12,800                   Pooling
Strategic Fund Services, Inc.                             12/22/98                      7,500                   Pooling
AmeriPrime Financial Services, Inc.(4)                    12/31/98                    410,000                   Pooling
M. Wilson & Associates, Inc.                              01/01/99                      3,636                   Pooling
First Insight Securities, Ltd.(5)                         05/06/99    $ 51,700                                 Purchase
Commonwealth Investment Services, Inc.                    06/01/99                     27,500                   Pooling
Fully Armed Productions, Inc.                             06/01/99                     18,182                   Pooling
-------------------------------------------------------------------------------------------------------------------------

(1) Unified Investment Advisers became our wholly owned subsidiary upon the surrender to Unified Investment Advisers by all of its stockholders (other than us) of their capital stock.
(2) We purchased certain of the assets and business and assumed certain of the obligations of The Patty Corporation (f/k/a EMCO Estate Management Company, Inc.). The acquisition company used by us to acquire such assets and obligations changed its name after the acquisition to EMCO Estate Management Company, Inc.
(3) Equity Underwriting Group, Inc. was the 100% shareholder of Equity Insurance Managers, Inc., 21st Century Claims Service, Inc. and Equity Insurance Administrators, Inc. Equity Insurance Managers was the sole member of Equity Insurance Managers of Illinois, L.L.C. (d/b/a/ Irland
      & Rogers).
(4) AmeriPrime Financial Services, Inc. was the 100% shareholder of AmeriPrime Financial Securities, Inc.
(5) We, through our wholly owned subsidiary, Archer Trading, Inc., purchased certain of the assets and assumed certain of the liabilities of First Insight Securities, Ltd. In connection with such acquisition we assumed liabilities of approximately $22,000 and paid an additional $51,700 in cash.

OUR AFFILIATED MUTUAL FUNDS

         As of December 31, 2000, the Unified Funds maintained approximately $42.6 million in total net assets, predominantly in its money market portfolio. The AmeriPrime Advisers Trust maintained approximately $213.8 in total net assets, and the AmeriPrime Funds maintained approximately $163.0 million in total net assets.

         The Unified Funds features its proprietary property, V.O.I.C.E. (Vision for Ongoing Investment in Charity and Education).(sm) The Unified
 -          -       -             -           -
Funds' mission, largely due to its relationship with Unified Investment Advisers, is to capture existing small fund assets via: tax-free reorganizations; acquisitions;

asset mergers; construction of portfolios for certain registered investment advisers; and the marketing of its V.O.I.C.E.(sm) concept.

         Each of the AmeriPrime Funds and AmeriPrime Advisers Trust is administered by Unified Fund Services and distributed by Unified Financial Securities.

         The board of trustees of the Unified Funds consists of four disinterested trustees and two interested trustees, Timothy L. Ashburn, our chairman and chief executive officer, and Philip L. Conover, a director of our company. The board of trustees of each of the AmeriPrime Funds and AmeriPrime Advisers Trust consists of two disinterested trustees and one interested trustee, Kenneth D. Trumpfheller, a director and the president of Unified Fund Services.

REGULATION OF HOLDING COMPANY ACTIVITIES

         Unified Financial Services is registered and qualified as a unitary savings and loan holding company. As such, we are periodically examined by and file reports with the Office of Thrift Supervision. Generally there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If we cease to be a unitary savings and loan holding company, and continue to own Unified Banking Company, our activities and the activities of our non-savings association subsidiaries would thereafter be subject to substantial restrictions.

         In November 1999, legislation was enacted that could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley Financial Services Modernization Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities permitted for bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries are permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries are prohibited from insurance underwriting, real estate development and merchant banking. The Gramm-Leach-Bliley Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like Unified Financial Services, by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies. We are unable to predict the impact of the Gramm-Leach-Bliley Act on our operations at this time. Although the Gramm-Leach- Bliley Act reduces the range of companies with which we may affiliate, it may facilitate affiliations with companies in the financial services industry.

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

         REGULATORY CAPITAL REQUIREMENTS. Under the Office of Thrift Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% or (3.0% if the institution is rated composite 1 CAMELS under the Office of Thrift Supervision's examination rating system) of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the Office of Thrift Supervision's examination rating system). As of December 31, 2000, Unified Banking Company had a total risk-based capital ratio of 26.5%, a ratio of Tier 1 capital to risk-weighted assets of 25.3% and a ratio of Tier 1 capital to adjusted total assets of 15.0%.

         QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender (QTL) test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank;
(iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956, as amended, and other statutes applicable to bank holding companies. To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under Office of Thrift Supervision regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. At December 31, 2000, the percentage of Unified Banking Company's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify Unified Banking Company under the QTL test.

         PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the Federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and
(iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. Any company controlling the institution also could be required to divest the institution or the institution could be required to divest subsidiaries. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. The Federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. The Office of Thrift Supervision may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the Office of Thrift Supervision determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of December 31, 2000, Unified Banking Company was classified as "well-capitalized" under these prompt corrective action regulations.

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

TRUST COMPANY REGULATIONS

         Unified Trust Company, National Association, a limited purpose national trust company, is chartered, regulated and examined by the Office of the Comptroller of the Currency. Unified Trust Company, NA also is a member of the Federal Reserve System. As a national trust company, the activities of Unified Trust Company, NA must comply with various statutory and regulatory requirements, including, among other things, the maintenance of adequate capital and the exercise of fiduciary powers. Currently, Unified Trust Company, NA is required to maintain a minimum of $2.0 million in capital, and may be required to maintain additional minimum capital as assets under management at the trust company increase.

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

         The insurance industry is highly regulated by state law. Our subsidiary, Commonwealth Premium Finance Corporation, must be licensed as a premium finance company in the states of Kentucky, Tennessee, Illinois and Ohio. Although Commonwealth Premium Finance Corporation also conducts business in the states of West Virginia and Indiana, such states presently do not require premium finance licensure. Applicable regulations in all states in which Commonwealth Premium Finance Corporation conducts business require the approval of service charges, forms and applications used by Commonwealth Premium Finance Corporation in its business and also require compliance with certain recordkeeping and record inspection requirements.

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

INDUSTRY REGULATIONS

         Our broker-dealer subsidiary, Unified Financial Securities, Inc., is a National Association of Securities Dealers member. The National Association of Securities Dealers is a self-regulatory organization that has prescribed rules with respect to maximum commissions, charges and fees related to sales of shares in any open-end investment company registered under the Investment Company Act.

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

         We, from time to time, may acquire investment advisers to mutual funds. Once an investment adviser is acquired, its advisory agreement is assigned to us and automatically terminates under the Investment Company Act. Unified Investment Advisers' assumption of an advisory agreement must be approved by a majority of the fund's board of directors and a majority of its outstanding voting securities. An investment adviser purchased by us may not benefit from the sale of its advisory business to Unified Investment Adviser which results in the assignment of an advisory contract with a mutual fund unless, for a period of three years after the sale, at least 75% of the board of directors of the fund are not interested persons of the new adviser or the predecessor adviser, and no unfair burden is imposed on the fund as a result of the sale. This 75% requirement is stricter than the general requirement that only two-thirds of mutual fund's board of directors must be "disinterested" under the Investment Company Act. The effect of such transfer results in the assignment of the old investment advisory agreement, which requires the new agreement to be approved by the boards of trustees and the acquired fund's shareholders. There can be no assurances that a fund's board or its shareholders will approve an advisory agreement with Unified Investment Advisers after Unified Investment Advisers has acquired the former adviser to the fund. In addition, Unified Investment Advisers may be required to assume an advisory contract previously entered into under disadvantageous terms in order to convince the fund's board or its shareholders to approve Unified Investment Advisers' assumption of the agreement.

         Mutual fund directors and investment advisers to mutual funds are deemed to be "fiduciaries" of the fund. The Securities and Exchange Commission is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by any officer, director, investment adviser or principal underwriter of a fund. Shareholders or the Securities and Exchange Commission also may bring an action against the officers, directors, investment adviser or principal underwriters for breach of fiduciary duty in establishing the compensation paid to the investment adviser or underwriter. An investment adviser or underwriter to a fund, its principals and its employees, also may be subject to proceedings initiated by the Securities and Exchange Commission to impose remedial sanctions for violation of any provision of the Federal securities laws and the regulations adopted thereunder, and the Securities and Exchange Commission may preclude a firm that has been sanctioned from continuing to act in such capacity. Investment companies such as the Unified Funds, the AmeriPrime Funds and AmeriPrime Advisers Trust are subject to substantive regulation under the Investment Company Act. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at the next-determined net asset value plus any sales load. A fund's management agreement initially must be approved by the fund's board of directors and a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. A fund's management agreement must automatically terminate in the event of assignment and typically is subject to termination upon 60-days' notice by the board or by a vote of the majority of the outstanding voting shares. The underwriting or distribution agreement also must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate are prohibited.

REGULATORY PENALTIES FOR FAILURE TO MAINTAIN MINIMUM NET CAPITAL REQUIREMENTS

         The Securities Exchange Act imposes minimum net capital requirements for broker-dealer firms. A decrease below the minimum level of net capital required to be maintained by Unified Financial Securities under the Securities Exchange Act could force Unified Financial Securities to suspend activities pending recovery of net capital. Factors that may affect Unified Financial Securities' net capital include the general investment climate as well as our ability to obtain any assets necessary to contribute equity capital to Unified Financial Securities. Information regarding regulatory minimum net capital is set forth in Note 10 of our consolidated financial statements included in this Annual Report on Form 10-K.

RISKS OF BUSINESS

         Our businesses are subject to various risks and contingencies, many of which are beyond our ability to control. These risks include: economic conditions generally and, in particular, those affecting the bond and securities markets; fluctuations in interest rates; discretionary income available for investment; customer inability to meet payment or delivery commitments; customer fraud; and employee fraud, misconduct and error.

COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR NONCOMPLIANCE

         Various aspects of our businesses are subject to Federal and state regulation as well as to oversight by self-regulatory organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser, transfer agent, premium finance and managing general agent licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by us or any of our employees to comply with such regulations or with any of the laws, rules or regulations of Federal, state or industry authorities (principally the National Association of Securities Dealers, Securities and Exchange Commission, Office of the Comptroller of the Currency, Office of Thrift Supervision and state insurance departments) could result in censure, imposition of fines or other sanctions, including revocation of our right to do business or in suspension or expulsion from the National Association of Securities Dealers. Any of the foregoing could have a material adverse effect upon us. Such National Association of Securities Dealers, Securities and Exchange Commission, Office of the Comptroller of the Currency and Office of Thrift Supervision regulations are designed primarily for the protection of the investing customers of securities firms and financial institutions and not our stockholders. Finally, there is no assurance that we, along with other financial institutions, fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect our business.

COMPETITION

         Since inception, we have encountered substantial competition in the businesses in which we compete. Our principal competitors include mutual funds, investment advisers, investment counsel firms and financial institutions such as banks, trust companies, savings and loan institutions and credit unions. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of our business are competitive. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with us and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. Our affiliated mutual funds are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the Unified Funds, the AmeriPrime Funds or AmeriPrime Advisers Trust. Competition for assets under management is intense from both national and regional firms. Access to local investment and the population of the region by modern communication systems is so efficient that our geographical position cannot be deemed an advantage. Our investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than us. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with us is a frequent occurrence. We directly compete with as many as several hundred firms that are of similar or larger size. Our ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of our investment management subsidiaries to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with the Unified Funds, the AmeriPrime Funds and AmeriPrime Advisers Trust. Many of our competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of the Unified Funds, the AmeriPrime Funds and AmeriPrime Advisers Trust to attract new assets. We expect that there will be increasing pressures among mutual fund sponsors to obtain and hold market share. Although we may expand the financial services we provide to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

DEPENDENCE ON KEY CLIENTS

         As of December 31, 2000, we provided mutual fund services, transfer agency, fund accounting, administration and/or distribution services to 29 mutual fund families consisting of 138 portfolios. Ten of those portfolios, the Unified Funds, originally were organized and are sponsored by Unified Investment Advisers. The Unified Funds and those of the remaining parties, have entered into contracts with us that typically expire within one to three years. No assurance can be given that any of these third party funds will remain our clients upon expiration or termination of the various administration and distribution agreements. The loss by us of such mutual fund clients could have a material adverse effect on us.

         Additionally, Unified Financial Securities has entered into clearing agreements with its introduced broker-dealer clients that represent a substantial portion of the assets in the Unified Funds through the use of the Unified Taxable Money Market Funds as their brokerage sweep facility. The introduced broker-dealer relationships also represent a significant portion of Unified Financial Securities' revenues from trading commissions. The loss of clearing clients could have a material adverse effect on the Unified Funds and us.

         Unified Investment Advisers receives management fees from the Unified Funds. As the Unified Funds' manager and adviser, Unified Investment Advisers, and, therefore, our company, are economically dependent on the Unified Funds for a portion of their revenue.

         Contracts for portfolio management performed by Unified Investment Advisers in the case of the Unified Funds are awarded annually by review and approval of the independent board of trustees of the Unified Funds. The board of trustees consists of six trustees, four of whom are independent, and Timothy L. Ashburn and Philip L. Conover who are affiliated with us. The board also is responsible for awarding our subsidiaries the various service agreements for the Unified Funds.

DEPENDENCE ON KEY PERSONNEL

         We are dependent in a large part on Timothy L. Ashburn, our chief executive officer and chairman, as well as a group of senior management personnel. The loss or unavailability of any of these persons could have a material adverse effect on us. Our success also will depend on our ability to attract and retain highly skilled personnel in all areas of our business. There can be no assurance that we will be able to attract and retain personnel on acceptable terms in the future. Other than a $1 million policy on the life of each of Timothy L. Ashburn and Dr. Gregory W. Kasten, the president of Health Financial and Unified Trust Company, National
Association, each a wholly owned subsidiary of our company, we do not presently own insurance covering the lives of our senior management. There can be no assurance that the services of our senior management will continue to be available.

EMPLOYEES

         As of December 31, 2000, we and our subsidiaries had 264 employees, of which 259 were full-time employees. None of our employees or the employees of our subsidiaries are subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiaries to be good.

ITEM 2.  PROPERTIES
         ----------

         We, through our subsidiary, Unified Banking Company, lease our corporate headquarters and administrative office facilities located at 2424 Harrodsburg Road, Lexington, Kentucky. We sublease approximately 1,700 square feet from Unified Banking Company. Unified Financial Securities' and Unified Fund Services' administrative offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana. Such facilities consist of approximately 10,820 square feet and are subject to a lease expiring in 2007. Health Financial's and Unified Trust Company, National Association's administrative offices are located at 2353 Alexandria Drive, Lexington, Kentucky. The operating leases for Health Financial's and Unified Trust Company, National Association's offices expire in 2002 and 2003 and such offices have approximately 10,721 square feet. Unified Trust Company, National Association also leases approximately 1,530 square feet at 100 Browenton Place, Louisville, Kentucky pursuant to a lease expiring in 2005. Unified Banking Company's offices are located at 2424 Harrodsburg Road, Lexington, Kentucky. The operating lease for such offices expires in 2011 and such offices have approximately 8,472 square feet. Fiduciary Counsel's and EMCO Estate
Management Company's administrative offices are located at 36 West 44th
Street, New York, New York. The operating lease for such offices expires in 2002 and such offices have approximately 3,231 square feet. Equity Insurance Managers', Equity Insurance Administrators' and 21st Century Claims Service's administrative offices are located at 220 Lexington Green Circle, Suite 600, Lexington, Kentucky. The operating lease for such subsidiaries expires in 2001 and such offices have approximately 20,080 square feet. Unified Fund Services also maintains administrative offices at 1725 Southlake Boulevard, Southlake, Texas. Such operating lease expires in 2004 and such office has approximately 1,778 square feet. Our current offices are considered adequate to serve our foreseeable needs. Other than the administrative office leases, we have no other significant property holdings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted during the quarter ended December 31, 2000 to a vote of our stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

         The name, age and position with respect to each of our executive officers are set forth below:

         TIMOTHY L. ASHBURN, 50, has served as our chairman of the board since 1989, as our chief executive officer from 1989 to 1992 and 1994 to present, and as our president from November 1997 to April 2000. Mr. Ashburn was employed by Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of Cardinal Bancshares, Inc., a Kentucky bank holding company, for the two-year period from April 1992 through March 1994. Mr. Ashburn also is a member of the executive committee of our board of directors.

         JOHN S. PENN, 49, has served as our president since April 2000, our chief operating officer since July 1999 and a director since September 1999. Mr. Penn also served as an executive vice president from July 1999 to April 2000 Mr. Penn served as a director and executive vice president of Area Bancshares Corporation, a bank holding company located in Owensboro, Kentucky from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky. Mr. Penn also is a member of the executive and 401(k) investment oversight committees of our board of directors.

         THOMAS G. NAPURANO, 59, a certified public accountant and a certified management accountant, has served as a director, our chief financial officer and an executive vice president since 1989. Mr. Napurano also is a member of the executive committee of our board of directors.

         CHARLES H. BINGER, 44, has served as an executive vice president and our general counsel since December 1999. Prior thereto, Mr. Binger was a partner in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

         ANTHONY J. GHOSTON, 41, has served as a senior vice president and our chief information officer since November 1997. Mr. Ghoston has been employed by us in various management positions since 1989.

         DAVID F. MORRIS, 39, has served as a senior vice president and our associate general counsel since December 1999. Prior thereto, Mr. Morris was an associate in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

         The name, age and position of executive officers of certain of our subsidiaries are set forth below:

         DR. GREGORY W. KASTEN, 45, has served as a director and the president and chief executive officer of Health Financial, Inc. and Unified Trust Company, National Association, each a wholly owned subsidiary of our company, since 1986 and 1994, respectively. Dr. Kasten served as a director of our company from 1997 to 2000. Dr. Kasten has been awarded certified financial planner and certified pension consultant designations and received a Master of Business Administration degree with an emphasis on finance and investment management. Dr. Kasten also received a medical degree but has retired from medical practice.

         JACK R. ORBEN, 62, has served as a director since 1989. Mr. Orben also is a director of each of Fiduciary Counsel, Inc. and EMCO Estate Management Company, Inc., each a wholly owned subsidiary of our company.
For various periods during the past five years, Mr. Orben served as the chairman of the board, chief executive officer and treasurer of each of Fiduciary Counsel, EMCO Estate Management Company, Venvestech Corp., Seward, Groves, Richards & Wells, Starwood Corporation, Fiduciary Alliance Inc., NUSTAR Inc., Intellectronic Management Systems Inc., Economic Analysts Inc., Ra X Productions Inc. and EMCO Nominees Inc.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         There currently is no established public trading market for our common stock. We have not had any stock splits or paid any stock dividends during the periods presented.

                                                        SALES PRICE
                                                -------------------------
                                                 HIGH                LOW
                                                ------             ------
                  1999
                  ----
                  First Quarter                 $40.00             $40.00
                  Second Quarter                 40.00              40.00
                  Third Quarter                  40.00              40.00
                  Fourth Quarter                 40.00              40.00

                  2000
                  ----
                  First Quarter                 $40.00             $40.00
                  Second Quarter                 40.00              40.00
                  Third Quarter                  40.00              40.00
                  Fourth Quarter                 40.00              40.00


         Because of our closely held nature, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 1, 2001, we reported approximately 375 stockholders of record holding our common stock.

         We have not paid any cash dividends with respect to our common stock during the disclosed time periods.

         For the year ended December 31, 2000, the only sales of our securities were 11,530 shares of our common stock issued in connection with private offerings of our common stock at a price of $40.00 per share. All shares of our common stock issued by us during such period were issued pursuant to the exemption provided by Rule 506, as promulgated by the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following is a selected summary of our consolidated financial condition and operating results as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996:

                                                                     YEARS ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------
                                                2000             1999            1998            1997           1996
                                           --------------   --------------  --------------   ------------   ------------

Income Statement Data:
   Gross revenue.......................... $   28,730,665   $   24,061,788  $   20,809,474   $ 18,966,526   $ 16,683,514
   Gross profit...........................     19,988,456       16,802,180      14,388,122     11,570,393     11,183,329
   Total expenses.........................     20,752,689       17,997,159      13,085,910     11,760,877     10,257,632
   Income (loss) from operations..........       (764,233)      (1,194,979)      1,302,212       (190,484)       925,697
   Other income (loss)....................        (69,044)         193,423          87,887         67,222       (169,279)
   Income (loss) before taxes.............       (833,277)      (1,001,556)      1,390,099       (123,262)       756,418
   Income tax benefit (expense)...........        (35,000)         (29,730)       (151,108)       376,852        (47,455)
   Net income (loss) before
     discontinued operations..............       (868,277)      (1,031,286)      1,238,991        253,590        708,963
   Discontinued operations (net of taxes)        (467,177)        (741,629)       (326,830)      (441,454)            --
   Net income (loss)......................     (1,335,454)      (1,772,915)        912,161       (187,864)       708,963

Common Share Data:
   Book value per share at year-end
     (fully diluted)...................... $         4.53   $         4.90  $         3.67   $       1.64   $       2.97
   Basic earnings (loss) per share before
     discontinued operations..............          (0.30)           (0.36)           0.51           0.07           0.50
   Basic earnings (loss) per share........          (0.46)           (0.62)           0.37          (0.18)          0.50
   Fully diluted earnings (loss) per share
     before discontinued operations.......          (0.28)           (0.35)           0.45           0.07           0.50
   Fully diluted earnings (loss) per share          (0.44)           (0.60)           0.33          (0.18)          0.50

   Basic common shares outstanding at
     year-end.............................      2,880,028        2,869,862       2,316,767      1,758,931      1,142,553
   Fully diluted common shares
     outstanding at year-end..............      3,050,825        2,975,823       2,580,013      1,765,731      1,142,553

Balance Sheet Data (at year-end):
   Total assets........................... $   65,634,927   $   36,748,994  $   26,498,577   $ 14,344,531   $ 12,239,450
   Investment securities..................        573,272        1,819,176       1,720,342      1,816,758      1,619,577
   Total loans, net of allowance..........     20,834,674        2,810,876              --             --             --
   Total deposits.........................     34,620,338        7,331,853              --             --             --
   Shareholders' equity...................     13,834,466       14,577,987       9,455,834      2,902,816      3,394,740

Other Selected Financial Data:
   Assets under management................ $  977,844,600   $1,003,982,000  $  857,875,355   $786,407,155   $221,324,007
   Assets under service...................  4,800,000,000    4,200,000,000   3,435,000,000    650,000,000    580,000,000
   Insurance premiums written.............     46,328,012       36,396,711      36,945,198     37,719,588     30,963,192
   Total employees at year-end............            264              216             n/m            n/m            n/m

         The following is a summary of our quarterly consolidated operating results for the years ended December 31, 2000 and 1999:

                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER
                                                  -------           -------          -------           -------
2000
----

Income Statement Data:
   Gross revenue..........................     $   6,743,484    $   7,035,210     $   7,423,734    $    7,528,237
   Gross profit...........................         4,643,086        5,030,824         5,262,234         5,052,312
   Total expenses.........................         5,646,065        5,039,520         5,143,922         4,923,182
   Income (loss) from operations..........        (1,002,979)          (8,696)          118,312           129,130
   Other income (loss)....................            52,029           35,257           (93,876)          (62,454)
   Income (loss) before taxes.............          (950,950)          26,561            24,436            66,676
   Income taxes...........................           (12,610)         (11,915)             (475)          (10,000)
   Net income (loss) before
     discontinued operations..............          (963,560)          14,646            23,961            56,676
   Discontinued operations
     (net of income taxes)................          (252,986)        (162,835)          (23,781)          (27,575)
   Net income (loss)......................        (1,216,546)        (148,189)              180            29,101

Earnings Per Share:
   Basic earnings (loss) per share before
     discontinued operations..............     $       (0.33)   $        0.01     $        0.01    $         0.02
   Basic earnings (loss) per share........             (0.42)           (0.05)               --              0.01
   Fully diluted earnings (loss) per share
     before discontinued operations.......             (0.32)              --              0.01              0.02
   Fully diluted earnings (loss) per share             (0.41)           (0.05)               --              0.01

   Basic common shares outstanding at
     period end...........................         2,878,462        2,870,147         2,880,028         2,880,028
   Fully diluted common shares outstanding
     at period end........................         2,979,868        3,039,994         3,050,825         3,050,825

1999
----

Income Statement Data:
   Gross revenue..........................     $   6,126,678    $   6,140,500     $   6,117,209    $    5,677,401
   Gross profit...........................         4,671,062        3,976,890         4,816,716         3,337,512
   Total expenses.........................         4,458,205        3,895,565         5,021,186         4,622,203
   Income (loss) from operations..........           212,857           81,325          (204,470)       (1,284,691)
   Other income (loss)....................           (23,796)          90,702           (88,104)          214,621
   Income (loss) before taxes.............           189,061          172,027          (292,574)       (1,070,070)
   Income taxes...........................                --          (30,943)            6,944            (5,731)
   Net income (loss) before
     discontinued operations..............           189,061          141,084          (285,630)       (1,075,801)
   Discontinued operations (net of
     income taxes)........................            (5,634)        (325,395)         (197,535)         (213,065)
   Net income (loss)......................           183,427         (184,311)         (483,165)       (1,288,866)

Earnings Per Share:
   Basic earnings (loss) per share before
     discontinued operations..............     $        0.08    $        0.05     $       (0.10)   $        (0.37)
   Basic earnings (loss) per share........              0.08            (0.07)            (0.17)            (0.45)
   Fully diluted earnings (loss) per share
     before discontinued operations.......              0.07             0.05             (0.10)            (0.36)
   Fully diluted earnings (loss) per share              0.07            (0.06)            (0.16)            (0.43)

   Basic common shares outstanding at
     period end...........................         2,275,580        2,585,042         2,773,727         2,869,862
   Fully diluted common shares outstanding
     at period end........................         2,540,151        2,843,958         2,945,855         2,975,823

         Certain data presented above varies from the amounts previously reported in our quarterly reports filed with the SEC. We have adjusted certain previously reported amounts to reflect operations that have been discontinued since the respective filing date of each such quarterly report and to reflect certain income statement reclassifications.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the years indicated. This discussion should be read in conjunction with the other information set forth in this Annual Report on Form 10-K, including our audited, consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         Revenue for the year ended December 31, 2000 compared to the year ended December 31, 1999 increased $4,669,000, or 19.4%, from $24,062,000 to
$28,731,000. For such years, trust and retirement revenue increased $220,000, or 5.4%, primarily due to an increase in trustee fees earned. For such years, fund administration services revenue increased $2,080,000, or 76.8%, due to an increase in the number of mutual fund clients serviced and a growth in the amount of assets under service. As of December 31, 2000, we provided fund administrative services to 29 mutual fund families consisting of 138 portfolios and approximately $4.8 billion in mutual fund assets as compared to 25 mutual fund families consisting of 136 portfolios and approximately $4.2 billion in mutual fund assets as of December 31, 1999.

         Banking revenue increased $862,000, or 164.2%, for the year ended December 31, 2000 compared to the prior year due to the inclusion of the results of operations of Unified Banking Company, which commenced operations on November 1, 1999, in the 2000 revenues (without any revenues for the first ten months of 1999).

         For the year ended December 31, 2000 compared to the prior year, insurance revenue increased $3,306,000, or 35.2%, due to a $9,879,000, or 27.1%, increase in total insurance premiums written. We experienced increases in both our personal and commercial business lines. Additionally, insurance revenues for the year ended December 31, 2000 included a $451,040 revenue sharing payment received by our insurance operations based upon lower than anticipated claims losses compared to a $131,632 payment for the prior year.

         For such years, brokerage revenue declined $1,475,000, or 32.1%, principally due to a $787,000 decline in 2000 in private placement commissions received by our broker-dealer subsidiaries in connection with our recently completed private placements. We also experienced a $381,000 decline in trading revenues due to the loss of one client relationship, which was partially offset by an increase in brokerage revenues due to our relationship with certified public accountants. In addition, the 1999 revenue included a one-time commission of fund sales of approximately $100,000.

         Investment advisory services revenue increased $138,000, or 7.7%, primarily due to an increase in revenue earned on assets under management due to new fee arrangements.

         For such years, corporate revenues declined $462,000, or 48.9%, which was due to a reduction in interest income earned on the proceeds of our private placements and a decline in revenues at certain start-up and discontinued operations.

         Gross profit for the year ended December 31, 2000 compared to the prior year increased $3,186,000, or 19.0%, from $16,802,000 to $19,988,000.
For such years, gross profit as a percentage of revenue was relatively constant.

         Trust and retirement services gross profit increased $157,000, or 4.1%, for the year ended December 31, 2000 compared to the prior year due to the increase in trustee fees earned. For such years, mutual fund administration services gross profit increased $1,708,000, or 83.3%, due to the increase in the number of mutual fund clients served and the growth in the amount of assets under service. Banking gross profit increased $863,000, or 164.7%, for the year ended December 31, 2000 compared to the prior year due to the inclusion of the results of Unified Banking Company in banking gross profit for 2000 (without any amount included for the first ten months of 1999).

         For the year ended December 31, 2000 compared to the prior year, insurance gross profit increased $1,655,000, or 30.0%, due to the increase in total insurance premiums written and the revenue sharing payment we received due to lower than anticipated claims losses. Brokerage gross profit declined $862,000, or 40.5%, for the year ended December 31, 2000 compared to the prior year principally due to the $787,000 decline in private placement commissions received by our broker-dealer subsidiaries in connection with our recently completed private placements and a $85,000 decline in gross profits due to the loss of one client relationship, which declines were partially offset by a $100,000 recovery in 2000 from our insurance carrier with respect to an employee theft loss which occurred in the third quarter of 1999. Additionally, 1999 gross profits included a one-time commission of fund sales of approximately $100,000.

         For such years, investment advisory gross profit increased $130,000, or 7.7%, due to the increased revenue earned on assets under management due to new fee arrangements. Corporate gross profit declined $465,000, or 49.3%, for such years due to declines at certain start-up and discontinued operations and a decline in interest income earned on our private placement proceeds.

         We recorded a $764,000 loss from operations for the year ended December 31, 2000 compared to a $1,195,000 loss from operations for the prior year.

         Total expenses for the year ended December 31, 2000 were $20,753,000, or 72.2% of total revenue, as compared to $17,997,000, or 74.8%
of total revenue for the prior year. Employee compensation and benefits expense increased $2,671,000, or 25.2%, for the year ended December 31, 2000 compared to the prior year primarily due to (i) new personnel hired in connection with the expansion of our trust and retirement services and mutual fund administration services operations, which accounted for $789,582 of such increase, (ii) the expansion of our senior management team and the hiring of additional accounting and information services personnel, which accounted for $1,162,000 of such increase, and (iii) the commencement of operations of Unified Banking Company in November 1999, which accounted for $690,000 of such increase. These increases in compensation and benefits expenses were partially offset by a $879,000 decline in such expenses associated with discontinued operations, a $173,000 decline in such expenses at our insurance operations and a $32,000 decline in such expenses at our brokerage operations. For such years, telephone expense increased $138,000, or 30.6%, due to the roll-out of our wide-area network and telephone costs associated with increased marketing efforts at our insurance and mutual fund administration operations. Equipment rental and maintenance expense increased $192,000, or 38.9%, primarily due to equipment costs associated with the increased number of funds serviced at our mutual fund administration operations and, to a lesser extent, costs associated with the start-up of Unified Banking Company and expansion activities at our trust and retirement services operations. For such years, depreciation and amortization expense increased $287,000, or 40.6%, primarily due to the depreciation and amortization expense associated with equipment purchased by Unified Banking Company in connection with its commencement of business. The purchases of new computers and systems upgrades in 2000 at various operations also added to the increase in such expense. Our provision for loan losses increased $239,000, or 724.2%, for such years due to the 641.2% increase in the amount of loans generated by Unified Banking Company.
Unified Banking Company is required by Federal law to maintain a reserve for possible loan losses. Our provision for bad debt was $546,000 for 2000 without any corresponding amount for 1999 due to a reserve made during 2000 for doubtful receivables generated by our mutual fund administration services operations. Other operating expenses declined $1,195,000, or 76.0%, due to a $1,536,000 benefit received by us during the year ended December 31, 2000 in connection with the construction and development of the VSX marketplace and its corresponding products, with no corresponding benefit included for 1999. This was partially offset by a $206,000 increase in other operating expenses at our trust and retirement services operations.

         For the year ended December 31, 2000, we recorded a net loss before discontinued operations of $868,000 compared with a net loss before discontinued operations of $1,031,000 for the prior year. Net losses associated with discontinued operations were $467,000 and $742,000 for the years ended December 31, 2000 and 1999, respectively.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenues for the year ended December 31, 1999 compared to the prior year increased $3,253,000, or 15.6%, to $24,062,000 from $20,809,000. For such years, trust and retirement services revenue increased $514,000, or 14.3%, mutual fund administration revenue increased $668,000, or 32.7%, banking revenue increased $130,000, or 32.9%, insurance revenue declined $60,000, or 0.6%, brokerage revenue increased $502,000, or 12.3%, investment advisory revenue increased $1,071,000, or 146.9%, and corporate revenue increased $428,000, or 82.9%.

         For such years, trust and retirement revenue increased principally due to an increase in the number of retirement plans serviced, a $101,900,000, or 22.3%, increase in assets under management and an increase in fees received for additional services rendered. Mutual fund administration revenues increased due to a growth in the number of mutual fund clients serviced, additional fees associated with assets under service and a growth in assets under service. Mutual fund clients serviced increase to 183 at year-end 1999, up from 64 at year-end 1998. Total mutual fund assets under service increased from $3.4 billion at year-end 1998 to $4.2 billion at year-end 1999. For such years, banking revenue increased due to an increase in commercial insurance contracts financed in 1999 at our premium finance operations and due to the inclusion of two months of operations of Unified Banking Company in 1999 (without any revenues included for the year ended December 31, 1998), which amounted to $78,000 of such increase. Unified Banking Company commenced operations on November 1, 1999.

         For the year ended December 31, 1999 compared to the prior year, insurance revenue declined due to a reduction in insurance premiums written. Although commercial line insurance premiums rose $2,698,000, or 11.1%, for the year ended December 31, 1999 compared to the prior year, overall insurance related revenues declined due to a decline in personal line sales volume, which declined $3,157,000, or 30%, for 1999 compared to 1998. A new personal lines non-standard auto program was introduced during 1999, but did not perform as expected in the intensely competitive market. For such years, brokerage revenue increased due to additional trading revenue received due to our Internet brokerage Website, an increase in revenue due to our relationship with certified public accountants (which increased to 25 CPAs at year-end 1999 from nine at year-end 1998) and a $117,000 increase in commissions received by our broker-dealer subsidiaries in connection with our private placements.

         Investment advisory revenue increased principally due to a $26,373,000, or 6.2%, increase in assets under management. Additionally, revenue reported for the year ended December 31, 1998 reflected only nine months of activity for Unified Investment Advisers, control of which we acquired on March 31, 1998. For the year ended December 31, 1999 compared to the prior year, corporate revenue increased due to the inclusion in 1999 of $339,000 in revenues of start-up operations (without any such revenues for 1998), a $60,000 consulting fee that we received during 1999 and a $107,000, or 43.7%, increase in interest income received on the proceeds of our private placements.

         Gross profit for the year ended December 31, 1999 compared to the prior year increased $2,414,000, or 16.8%, from $14,388,000 to $16,802,000.
For such years, gross profit as a percentage of revenue increased to 69.8% from 69.1%. Trust and retirement services gross profit increased $518,000, or 15.5%, for the year ended December 31, 1999 compared to the prior year. The increase was due principally to an increase in the number of retirement plans serviced as well as the $101,900,000 increase in assets under management. For such years, mutual fund administration gross profit increased $573,000, or 38.8%, due to the addition of mutual fund clients, an increase in the market value of assets under management and new business. Banking gross profit increased $129,000, or 32.7%, due to the increase in the number of commercial insurance contracts financed during 1999 as well as the inclusion in 1999 of two months of results for Unified Banking Company.

         For the year ended December 31, 1999 compared to the prior year, insurance gross profit increased $82,000, or 1.5%. While we experienced a reduction in the amount of insurance premiums written, the change in the mix of business resulted in lower commissions paid and higher net commission income. For such years, brokerage gross profit declined $351,000, or 14.2%, due to an increase in cost of sales. Investment advisory gross profit increased $1,035,000, or 142.0%, principally due to the growth in assets under management and the increase in the market value of assets being managed. For the year ended December 31, 1999 compared to the prior year, corporate gross profit increased due to the increased revenues of start-up operations, the consulting fee that we received during 1999 and the increased interest income we received on the proceeds of our private placements.

         We recorded a $1,195,000 loss from operations for the year ended December 31, 1999 compared to income from operations of $1,302,000 for the previous year. The $2,414,000 increase in gross profit from 1998 to 1999 was more than offset by the $4,911,000 increase in operating expenses for such years. Total expenses for the year ended December 31, 1999 were $17,997,000, or 74.8% of total revenue, compared to $13,086,000, or 62.9% of total revenue, for the prior year. For the year ended December 31, 1999, Fiduciary Counsel and Unified Investment Advisers, each of which was acquired by us during 1998, accounted for $929,000 of the increased expenses for 1999 when compared to 1998 ($614,000 of which was related to employee compensation and benefits). Expenses for the year ended December 31, 1999 were up significantly compared to 1998 due to the following: (i) additional staffing at our mutual fund administration and investment advisory operations, each of which experienced significant growth in new clients and assets under services and under management; (ii) the re-engineering of our retirement and trust services operations which resulted in the hiring of additional technical personnel and additional spending to improve recordkeeping and computer systems (represented $200,000 of total expenses for 1999 as compared to $30,000 for 1998); (iii) start-up of our Internet online brokerage service, which required additional staff, Website development and other Website costs (represented $106,000 of the total expenses for 1999 compared to $30,000 for 1998); (iv) the ability for clients to view their accounts via the Internet and the development of Websites for us and each of our subsidiaries (represented $354,000 of total expenses for 1999 compared to $204,000 in 1998); (v) our management expansion program which started in late 1998 (represented an increase of $300,000 for 1999 as compared to 1998); and (vi) professional and legal fees related to our expansion program (represented an increase of $687,000 for 1999 as compared to 1998). Our start-up of VSX Technologies, Unified Banking Company, Unified Capital Resources and Unified Employee Services added $1,273,000 in expense to 1999 without comparable expenses in 1998.

         For the year ended December 31, 1999, we recorded a net loss before discontinued operations of $1,031,000 compared with net income before discontinued operations of $1,239,000 for the prior year.

Net losses associated with discontinued operations were $742,000 and $327,000 for the years ended December 31, 1999 and 1998, respectively. Net loss was $1,773,000 for the year ended December 31, 1999 compared to net income of $912,000 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank. The net decrease in cash and cash equivalents at December 31, 2000 from December 31, 1999 was $132,000. The net decrease reflected the repayment of borrowings and the purchase of fixed assets. We received $461,200 from the issuance of 11,530 shares of common stock in our private placement during the year ended December 31, 2000. We also received $1,535,500 from VSX Holdings, LLC during the year ended December 31, 2000 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operations, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to the growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a Tier 1 capital to total assets ratio of at least 8.0%. As of December 31, 2000, Unified Banking Company had a ratio of Tier 1 capital to total assets equal to 15.0%.

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as being a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities. We anticipate continued loan demand in our market area. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth at Unified Banking Company.

         Unified Banking Company experienced net growth in assets of 193.0% during the year ended December 31, 2000, while deposits increased 372.2% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $13,834,000 at December 31, 2000 compared to $14,578,000 at year-end 1999. The decline in total equity was due to our loss from operations for the year ended December 31, 2000, partially offset by the issuance of 11,530 shares of our common stock in our recently completed private placement.

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

RISK FACTORS

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial also may impair our business operations. Our business could be harmed by any of these risks. If any of the following risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. In such case, the price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this report, including our consolidated financial statements and related notes.

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

         INSIDERS MAY CONTROL OUR FUTURE OPERATIONS AS A RESULT OF THE CONCENTRATION OF CONTROL OF OUR COMMON STOCK. Our executive officers and directors beneficially own approximately 35.1% of our outstanding common stock. As a result, these insiders may be able to control the election of our board of directors and thus our direction and future operations, and our stockholders may lack an effective vote with respect to such matters.

         WE ARE SUBJECT TO EXTENSIVE REGULATION. The banking, trust and securities industries are heavily regulated under both Federal and state law. These regulations are primarily intended to protect depositors and the Federal Deposit Insurance Corporation, with respect to banks, and customers, with respect to trust companies, broker-dealers and investment advisors, not our creditors or stockholders. We and our subsidiaries also are subject to the supervision of the Securities and Exchange Commission, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks, trust companies and other financial services companies undergo continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that affects us and our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us or our subsidiaries.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

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

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of December 31, 2000:

                                                                              TIME TO MATURITY OR REPRICING
                                                               0 TO 1      1 TO 2      2 TO 3       3 TO 6      6 TO 9      9 TO 12
(DOLLARS IN THOUSANDS)                          IMMEDIATE      MONTHS      MONTHS      MONTHS       MONTHS      MONTHS      MONTHS
                                                ---------      ------      ------      ------       ------      ------      ------

RATE SENSITIVE ASSETS
   Federal funds sold.......................     $  7,667     $     --    $     --    $     --     $     --    $     --    $     --
                                                 --------     --------    --------    --------     --------    --------    --------
   Securities
     U. S. agencies.........................           --          187         185         181          529         506         484
     FHLB stock.............................          100           --          --          --           --          --          --
                                                 --------     --------    --------    --------     --------    --------    --------
       Total securities.....................          100          187         185         181          529         506         484
                                                 --------     --------    --------    --------     --------    --------    --------
   Loans
     Commercial
       Fixed................................           --           16          16          17          249          50          51
       Variable.............................        3,027           --          --          --           --          --          --
                                                 --------     --------    --------    --------     --------    --------    --------
         Total commercial...................        3,027           16          16          17          249          50          51
                                                 --------     --------    --------    --------     --------    --------    --------
     Real Estate
       Commercial...........................           --           12          12          12        2,015         109         492
                                                 --------     --------    --------    --------     --------    --------    --------
       Residential
         Fixed..............................           --           14          14          14          425         275          27
         Variable...........................           --           --          50          --          880         951          --
         Other..............................           --            1           1           1            2           2           2
                                                 --------     --------    --------    --------     --------    --------    --------
           Total residential................           --           15          65          15        1,306       1,228          29
                                                 --------     --------    --------    --------     --------    --------    --------
              Total real estate.............           --           27          77          27        3,322       1,337         521
                                                 --------     --------    --------    --------     --------    --------    --------
    Construction...........................
       Fixed................................           --           --          --          --           --          --          --
       Variable.............................          653           --          --          --           --          --          --
                                                 --------     --------    --------    --------     --------    --------    --------
         Total construction.................          653           --          --          --           --          --          --
                                                 --------     --------    --------    --------     --------    --------    --------
     Personal
       Home equity loans....................        3,196           --          --          --           --          --          --
       Installment loans....................           --          102          17         364          199         102          36
       Personal open end letters of credit..        1,232           --          --          --           --          --          --
       Loans secured by deposits............           --           --          --          --           --          --          --
                                                 --------     --------    --------    --------     --------    --------    --------
         Total personal.....................        4,428          102          17         364          199         102          36
                                                 --------     --------    --------    --------     --------    --------    --------
   Total loans..............................        8,108          145         110         408        3,770       1,489         608
                                                 --------     --------    --------    --------     --------    --------    --------
     TOTAL RATE SENSITIVE ASSETS............     $ 15,875     $    332    $    295    $    589     $  4,299    $  1,994    $  1,091
                                                 ========     ========    ========    ========     ========    ========    ========


                                                       TIME TO MATURITY OR REPRICING
                                                                           GREATER
                                                 12 to 48      48 TO 54    THAN 54
(DOLLARS IN THOUSANDS)                           MONTHS        MONTHS      MONTHS       TOTALS
                                                 ------        ------      ------       ------

RATE SENSITIVE ASSETS
   Federal funds sold.......................     $     --     $     --    $     --    $  7,667
                                                 --------     --------    --------    --------
   Securities
     U. S. agencies.........................        4,316          685       3,511      10,584
     FHLB stock.............................           --           --          --         100
                                                 --------     --------    --------    --------
       Total securities.....................        4,316          685       3,511      10,684
                                                 --------     --------    --------    --------
   Loans
     Commercial
       Fixed................................          757            9          64       1,230
       Variable.............................           --           --          --       3,027
                                                 --------     --------    --------    --------
         Total commercial...................          757            9          64       4,257
                                                 --------     --------    --------    --------
     Real Estate
       Commercial...........................        1,669          269       2,218       6,808
                                                 --------     --------    --------    --------
       Residential
         Fixed..............................          305          112         521       1,707
         Variable...........................           --           --          --       1,881
         Other..............................           24           29         221         281
                                                 --------     --------    --------    --------
           Total residential................          329          141         742       3,870
                                                 --------     --------    --------    --------
              Total real estate.............        1,998          410       2,960      10,677
                                                 --------     --------    --------    --------

    Construction...........................
       Fixed................................           61           --          --          61
       Variable.............................           --           --          --         653
                                                 --------     --------    --------    --------
         Total construction.................           --           --          --         714
                                                 --------     --------    --------    --------
     Personal
       Home equity loans....................           --           --          --       3,196
       Installment loans....................          332            2          17       1,171
       Personal open end letters of credit..           --           --          --       1,232
       Loans secured by deposits............           16           --          --          16
                                                 --------     --------    --------    --------
         Total personal.....................          348            2          17       5,615
                                                 --------     --------    --------    --------
   Total loans..............................        3,164          421       3,041      21,263
                                                 --------     --------    --------    --------
     TOTAL RATE SENSITIVE ASSETS............     $  7,480     $  1,106    $  6,553    $ 39,615
                                                 ========     ========    ========    ========


                                                                                TIME TO MATURITY OR REPRICING
                                                               0 TO 1      1 TO 2      2 TO 3       3 TO 6      6 TO 9       9 TO 12
(DOLLARS IN THOUSANDS)                          IMMEDIATE      MONTHS      MONTHS      MONTHS       MONTHS      MONTHS       MONTHS
                                                ---------      ------      ------      ------       ------      ------       ------
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts...........................     $    426    $      --    $     --    $     --    $      --    $     --    $     --
                                                 --------    ---------    --------    --------    ---------    --------    --------
     Money market accounts
       Market rate accounts.................        3,422           --          --          --           --          --          --
       Business market rate accounts........        2,669           --          --          --           --          --          --
       Special personal MMDA................          998           --          --          --           --          --          --
       Special business MMDA................        5,635           --          --          --           --          --          --
                                                 --------    ---------    --------    --------    ---------    --------    --------
        Total money market accounts........        12,724           --          --          --           --          --          --
                                                 --------    ---------    --------    --------    ---------    --------    --------
     Savings accounts.......................           35           --          --          --           --          --          --
                                                 --------    ---------    --------    --------    ---------    --------    --------
     Time deposits
       CD's greater than 100K...............           --        3,380         153         462        1,206         304         586
       CD's less than 100K..................           --          127         121          --          527         385       1,458
                                                 --------    ---------    --------    --------    ---------    --------    --------
         Total time deposits................           --        3,507         274         462        1,733         689       2,044
                                                 --------    ---------    --------    --------    ---------    --------    --------
       Individual retirement accounts.......           --            2           6          --           12          --          29
                                                 --------    ---------    --------    --------    ---------    --------    --------
         Total interest bearing deposits....       13,185        3,509         280         462        1,745         689       2,073
                                                 --------    ---------    --------    --------    ---------    --------    --------
        Borrowed funds
          (repurchase agreements)...........           --        1,143          --          --           --          --          --
                                                 --------    ---------    --------    --------    ---------    --------    --------
     TOTAL RATE SENSITIVE LIABILITIES.......     $ 13,185    $   4,652    $    281    $    462    $   1,745    $    689    $  2,073
                                                 ========    =========    ========    ========    =========    ========    ========
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets..............     $ 15,875    $     332    $    295    $    589    $   4,299    $  1,994    $  1,091
   Total rate sensitive liabilities.........       13,185        4,652         281         462        1,745         689       2,073
   Gap......................................        2,690       (4,320)         14         127        2,553       1,305        (982)
   RSA/RSL..................................         1.20x        0.07x       1.05x       1.27x        2.46x       2.89x       0.53x
   RSA/assets...............................         0.37%        0.01%       0.01%       0.01%        0.10%       0.05%       0.03%
   RSL/assets...............................         0.31         0.11        0.01        0.01         0.04        0.02        0.05
   Gap/assets...............................         6.35       -10.20        0.03        0.30         6.03        3.08       -2.32
   Gap/RSA..................................        16.94    -1,300.63        4.90       21.51        59.40       65.45      -89.97

CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets..............     $ 15,875    $  16,207    $ 16,502    $ 17,091    $  21,390    $ 23,384    $ 24,475
   Total rate sensitive liabilities.........       13,185       17,837      18,118      18,580       20,325      21,014      23,087
   Gap......................................        2,690       (1,630)     (1,615)     (1,489)       1,065       2,370       1,388
   RSA/RSL..................................         1.20x        0.91x       0.91x       0.92x        1.05x       1.11x       1.06x
   RSA/assets...............................         0.37%        0.38%       0.39%       0.40%        0.50%       0.55%       0.58%
   RSL/assets...............................         0.31         0.42        0.43        0.44         0.48        0.50        0.54
   Gap/assets...............................         6.35        -3.85       -3.81       -3.51         2.51        5.59        3.28
   Gap/RSA..................................        16.94       -10.06       -9.79       -8.71         4.98       10.13        5.67



                                                         TIME TO MATURITY OR REPRICING

                                                                           GREATER
                                                 12 TO 48     48 TO 54     THAN 54
(DOLLARS IN THOUSANDS)                           MONTHS       MONTHS        MONTHS     TOTALS
                                                 ------       ------        ------     ------
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts...........................     $     --     $     --    $     --    $    426
                                                 --------     --------    --------    --------
     Money market accounts
       Market rate accounts.................           --           --          --       3,422
       Business market rate accounts........           --           --          --       2,669
       Special personal MMDA................           --           --          --         998
       Special business MMDA................           --           --          --       5,635
                                                 --------     --------    --------    --------
        Total money market accounts........            --           --          --      12,724
                                                 --------     --------    --------    --------
     Savings accounts.......................           --           --          --          35
                                                 --------     --------    --------    --------
     Time deposits
       CD's greater than 100K...............        2,083           75         566       8,816
       CD's less than 100K..................        4,314          105         795       7,832
                                                 --------     --------    --------    --------
         Total time deposits................        6,397          180       1,361      16,648
                                                 --------     --------    --------    --------
       Individual retirement accounts.......          427           79         601       1,157
                                                 --------     --------    --------    --------
         Total interest bearing deposits....        6,824          259       1,962      30,990
                                                 --------     --------    --------    --------
        Borrowed funds
          (repurchase agreements)..........            --           --          --       1,143
                                                 --------     --------    --------    --------
     TOTAL RATE SENSITIVE LIABILITIES.......     $  6,824     $    259    $  1,963    $ 32,132
                                                 ========     ========    ========    ========
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets..............     $  7,480     $  1,106    $  6,553
   Total rate sensitive liabilities.........        6,824          259       1,963
   Gap......................................          656          847       4,590
   RSA/RSL..................................         1.10x        4.27x       3.34x
   RSA/assets...............................         0.18%        0.03%       0.15%
   RSL/assets...............................         0.16         0.01        0.05
   Gap/assets...............................         1.55         2.00       10.84
   Gap/RSA..................................         8.77        76.56       70.05

CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets..............     $ 31,956     $ 33,062    $ 39,615
   Total rate sensitive liabilities.........       29,912       30,171      32,133
   Gap......................................        2,044        2,891       7,481
   RSA/RSL..................................         1.07x        1.10x       1.23x
   RSA/assets...............................         0.75%        0.78%       0.94%
   RSL/assets...............................         0.71         0.71        0.76
   Gap/assets...............................         4.83         6.82       17.66
   Gap/RSA..................................         6.40         8.74       18.89

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

                                                                     PERCENTAGE CHANGE IN
                 BASIS POINT                     ------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                     ----------------           --------------------------------
                    -400                               -4.84%                               7.46%
                    -300                               -3.51                                5.42
                    -200                               -2.04                                5.01
                    -100                               -1.03                                3.84
                       0                                0.00                                0.00
                     100                                0.67                               -4.85
                     200                                1.25                              -10.02
                     300                                2.05                              -14.89
                     400                                2.73                              -19.62

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

To the Board of Directors and
   Stockholders of Unified Financial Services, Inc.


                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------

We have audited the accompanying consolidated statements of financial condition of Unified Financial Services, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.




/s/ Larry E. Nunn & Associates, LLC
Columbus, Indiana
February 1, 2001

                                     UNIFIED FINANCIAL SERVICES, INC.
                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                        DECEMBER 31, 2000 AND 1999
                                        --------------------------

                                                  ASSETS
                                                  ------

                                                                                2000                   1999
                                                                                ----                   ----
Current Assets
     Cash and cash equivalents.........................................   $    5,582,098         $    5,714,345
     Due from banks....................................................        1,162,639                314,815
     Federal funds sold................................................        7,667,000              4,922,000
     Bond investments..................................................       10,841,435              5,515,156
     Investment in affiliated mutual funds.............................               --                326,271
     Investment in securities and non-affiliated
       mutual funds....................................................          573,272                419,284
     Loans (net of allowance for loan losses of
       $305,000 for 2000 and $33,000 for 1999).........................       20,834,674              2,810,876
     Accounts receivable (net of allowance for
       doubtful accounts of $500,042 for 2000 and
       $38,326 for 1999)...............................................       13,086,031              9,604,834
     Prepaid assets and deposits.......................................          297,270                774,646
     Deferred tax asset................................................           80,037                130,927
                                                                          --------------         --------------

         Total current assets..........................................       60,124,456             30,533,154
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $4,250,692 for 2000 and
       $3,512,135 for 1999).......................................             3,500,020              2,944,610
                                                                          --------------         --------------

         Total fixed assets.......................................             3,500,020              2,944,610
                                                                          --------------         --------------

Non-Current Assets
     Investment in debt securities.....................................               --              1,073,621
     Investment in affiliate...........................................               10                     --
     Organization costs (net of accumulated
       amortization of $164,227 for 2000
       and $32,019 for 1999)...........................................          508,925                641,688
     Goodwill (net of accumulated amortization of
       $243,414 for 2000 and  $139,093 for 1999).......................        1,110,380              1,214,701
     Other non-current assets..........................................          391,136                341,220
                                                                          --------------         --------------

         Total non-current assets......................................        2,010,451              3,271,230
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   65,634,927         $   36,748,994
                                                                          ==============         ==============

                                - 32 -

                                        UNIFIED FINANCIAL SERVICES, INC.
                                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                           December 31, 2000 and 1999
                                           --------------------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------

                                                                                   2000                 1999
                                                                                   ----                 ----
Current Liabilities:
     Current portion of capital lease obligations.......................     $       7,884         $      30,072
     Current portion of bank borrowings.................................         1,944,662             2,343,965
     Bank line-of-credit................................................         1,668,626             1,727,003
     Deposits...........................................................        34,620,338             7,331,853
     Accounts payable and accrued expenses..............................         2,508,776             2,727,093
     Accrued compensation and benefits..................................           440,472               553,971
     Payable to insurance companies.....................................         8,016,752             5,670,974
     Payable to broker-dealers..........................................           172,374               255,158
     Income taxes payable, current......................................                --               136,630
     Deferred income taxes..............................................            14,308                83,157
     Other liabilities..................................................         1,970,328               597,646
                                                                             -------------         -------------

         Total current liabilities......................................        51,364,520            21,457,522
                                                                             -------------         -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations.....................             1,049                 8,933
     Long-term portion of borrowings....................................           342,339               514,031
     Other long-term liabilities........................................            92,553               104,742
     Deferred income taxes..............................................                --                85,779
                                                                             -------------         -------------

         Total long-term liabilities....................................           435,941               713,485
                                                                             -------------         -------------

              Total liabilities.........................................        51,800,461            22,171,007
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share.............................            33,300                33,294
     Additional paid-in capital.........................................        16,259,091            16,050,189
     Retained deficit...................................................        (2,628,248)           (1,292,794)
     Accumulated other comprehensive income (loss)......................           170,323               (35,463)
                                                                             -------------         -------------
                                                                                13,834,466            14,755,226
     Treasury stock, at cost............................................                --              (177,239)
                                                                             -------------         -------------

              Total stockholders' equity................................        13,834,466            14,577,987
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  65,634,927         $  36,748,994
                                                                             =============         =============

See independent auditors' report and accompanying notes.

                                - 33 -

                                             UNIFIED FINANCIAL SERVICES, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                        --------------------------------------------

                                                            2000                  1999                  1998
                                                            ----                  ----                  ----
REVENUE:
     Gross revenue (see note 15)...................   $    28,730,665        $   24,061,788        $  20,809,474
                                                      ---------------        --------------        -------------
         Total gross revenue.......................        28,730,665            24,061,788           20,809,474
                                                      ---------------        --------------        -------------
COST OF SALES:
     Cost of sales (see note 15)...................         8,742,209             7,259,608            6,421,352
                                                      ---------------        --------------        -------------
         Total cost of sales.......................         8,742,209             7,259,608            6,421,352
                                                      ---------------        --------------        -------------
GROSS PROFIT (see note 15).........................        19,988,456            16,802,180           14,388,122
                                                      ---------------        --------------        -------------

EXPENSES:
     Employee compensation and benefits............        13,276,930            10,605,613            6,341,772
     Mail and courier..............................           441,927               428,107              471,804
     Telephone.....................................           591,219               452,781              253,842
     Equipment rental and maintenance..............           685,139               493,268              367,833
     Occupancy.....................................           998,102               919,647              647,123
     Depreciation and amortization.................           993,537               706,634              865,571
     Professional fees.............................         1,419,566             1,620,081              497,410
     Interest......................................           277,321               322,172              297,996
     Provision for loan losses.....................           272,000                33,000                   --
     Provision for bad debt........................           546,385                    --               36,875
     Business development costs....................           872,361               842,869              504,924
     Other operating expenses (see note 17)........           378,202             1,572,987            2,800,760
                                                      ---------------        --------------        -------------
         Total expenses............................        20,752,689            17,997,159           13,085,910
                                                      ---------------        --------------        -------------

         Income (loss) from operations.............          (764,233)           (1,194,979)           1,302,212

OTHER INCOME (LOSS)
     Unrealized gain (loss) on securities..........           (18,347)               16,023               23,946
     Realized gain (loss) on securities............           (35,036)              (11,826)              13,496
     Loss on sale/disposal of fixed asset..........           (15,661)              (24,285)              (8,752)
     All other.....................................                --               213,511               59,197
                                                      ---------------        --------------        -------------
         Total other income (loss).................           (69,044)              193,423               87,887
                                                      ---------------        --------------        -------------

         Income (loss) before income taxes.........          (833,277)           (1,001,556)           1,390,099

     Income taxes..................................            35,000                29,730              151,108
                                                      ---------------        --------------        -------------

Net income (loss) before discontinued operations...          (868,277)           (1,031,286)           1,238,991
Discontinued operations (net of income taxes)......          (467,177)             (741,629)            (326,830)
                                                      ---------------        --------------        -------------
Net income (loss)..................................   $    (1,335,454)       $   (1,772,915)       $     912,161
                                                      ===============        ==============        =============

Per share earnings (loss)
     Basic common shares outstanding...............         2,880,028             2,869,862            2,316,767
     Net income (loss) before discontinued
         operations................................   $         (0.30)        $       (0.36)         $      0.51
     Net income (loss) - basic.....................             (0.46)                (0.62)                0.37
     Fully diluted common shares outstanding.......         3,050,825             2,975,823            2,580,013
     Net income (loss) before discontinued
         operations fully diluted..................   $         (0.28)        $      ( 0.35)         $      0.45
     Net income (loss) - fully diluted.............             (0.44)                (0.60)                0.33

See independent auditors' report and accompanying notes.

                                           UNIFIED FINANCIAL SERVICES, INC.
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                     --------------------------------------------

                                                            2000                  1999                  1998
                                                            ----                  ----                  ----

Net income (loss)..................................   $    (1,335,454)       $   (1,772,915)       $     912,161

Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on securities, net of
      re-classification adjustment.................           205,786               (35,463)                  99
                                                      ---------------        --------------        -------------

Comprehensive income (loss)........................   $    (1,129,668)       $   (1,808,378)       $     912,260
                                                      ===============        ==============        =============

See independent auditors' report and accompanying notes.

                                            UNIFIED FINANCIAL SERVICES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                       --------------------------------------------

                                                                    2000                  1999              1998
                                                                    ----                  ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)......................................    $  (1,335,454)       $   (1,772,915)      $   912,161
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Deferred income taxes............................         (103,738)               89,685           125,343
         Provision for depreciation and amortization......        1,005,987               830,606           949,349
         Provision for loan losses........................          272,000                33,000                --
         Provision for bad debt...........................          546,385                23,732                --
         Comprehensive income.............................          205,786               (35,463)               --
         Unrealized gain (loss) on securities.............           18,347                27,680           (23,946)
         Loss on disposal of discontinued operations......          100,203               129,487                --
         Loss on disposal of fixed assets.................           15,661                   342            22,832
         Cash value of  officers' life insurance..........               --                    --           (12,500)
         Loss on sale of securities.......................           35,036                    --                --
         Results of affiliate/minority interest...........               --                    --           (59,197)
         Deferred start-up costs..........................               --              (105,622)         (643,169)
         (Increase) decrease in operating assets
              Receivables.................................       (3,827,983)             (718,644)       (2,317,320)
              Loans made to customers, net of repayments..      (18,295,799)           (2,638,676)               --
              Prepaid and sundry assets...................          477,377              (522,943)           28,824
              Other non-current assets....................          (49,916)                   --                --
         Increase (decrease) in operating liabilities
              Deposits....................................       27,288,485             7,331,853                --
              Accounts payable and accrued expenses.......        2,127,462                99,266         1,069,207
              Accrued compensation and benefits...........         (113,499)                   --                --
              Accrued income taxes........................         (136,630)              118,766            47,788
              Payable to broker-dealers...................          (82,785)                   --                --
              Other liabilities...........................        1,160,897            (1,181,429)         (253,928)
                                                              -------------        --------------       -----------
         Net cash provided by (used in) operating
           activities.....................................        9,307,822             1,708,725          (154,556)
                                                              -------------        --------------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment..................................       (1,445,190)           (2,027,635)         (512,023)
   Investment in affiliated mutual funds..................          (29,461)                   --                --
   Due from banks.........................................         (847,824)             (314,815)               --
   Federal funds sold.....................................       (2,745,000)           (4,922,000)               --
   Bond investments.......................................       (5,326,279)           (5,515,156)               --
   Proceeds from sale of fixed assets.....................            4,814                    --             9,220
   Proceeds from sale of investments......................        1,617,863                    --                --
   Repayment of note receivable...........................               --                    --             4,502
   Appreciation of debt securities........................               --                    --              (531)
   Investments in securities and mutual funds.............         (395,684)              (92,611)          224,634
   Investment in debt securities..........................               --               (33,148)          (21,034)
   Investment in other assets.............................               --               (57,480)               --
   Investment in affiliate................................              (10)                   --                --
                                                              -------------        --------------       -----------
         Net cash used in investing activities............       (9,166,771)          (12,962,845)         (295,232)
                                                              -------------        --------------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock.................           21,640             7,012,656        10,222,635
   Proceeds from issuance of Series C preferred stock.....               --               100,900           210,000
   Redemption of Series A and B preferred stock...........               --                    --        (1,706,900)
   Borrowings on bank line of credit......................        1,270,000               360,000                --
   Dividends on common and preferred stock................               --               (35,252)         (352,108)
   Acquisition of subsidiaries............................               --                    --          (413,026)
   Proceeds from issuance of treasury stock...............          419,058             1,501,800        (2,921,024)
   Proceeds from borrowings...............................           10,627             2,307,450         3,373,770
   Repayment of borrowings................................       (1,910,000)            3,753,457)          (81,537)
   Repayment of capital lease obligations.................          (30,072)              (48,475)          (92,755)
   Purchase of treasury shares............................          (54,551)             (873,000)               --
                                                              -------------        --------------       -----------
     Net cash provided by (used in) financing activities..         (273,298)            6,572,622         8,239,055
                                                              -------------        --------------       -----------

Net increase (decrease) in cash and cash equivalents......         (132,247)           (4,681,498)        7,789,267

Cash and cash equivalents - beginning of year.............        5,714,345            10,395,843         2,606,576
                                                              -------------        --------------       -----------
Cash and cash equivalents - end of period.................    $   5,582,098         $   5,714,345       $10,395,843
                                                              =============         =============       ===========

See independent auditors' report and accompanying notes.

                                          UNIFIED FINANCIAL SERVICES, INC.
                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                  --------------------------------------------
                                                                                          ACCUMULATED
                                                                ADDITIONAL                   OTHER
                                          COMMON    PREFERRED    PAID-IN       RETAINED  COMPREHENSIVE  TREASURY
                                           STOCK      STOCK      CAPITAL       EARNINGS     INCOME       STOCK        TOTAL
                                           -----      -----      -------       --------     ------       -----        -----
Balance at December 31, 1997              $21,728   $ 17,069   $ 2,199,921   $   603,749   $    (99)   $      --   $ 2,842,368
  1998 net income                                                                912,161                               912,161
  Other comprehensive income                                                                     99                         99
  Redemption of preferred stock                      (17,069)   (1,689,831)                                         (1,706,900)
  Issuance of preferred stock                          2,100       207,900                                             210,000
  Issuance of common stock                  4,507               10,218,128                                          10,222,635
  Conversion of preferred
    stock to common stock                     578       (428)         (150)                                                 --
  Acquisition of Unified Investment
    Advisers, Inc.                                                (683,210)      (31,387)                             (714,597)
  Acquisition of Fiduciary Counsel, Inc.      361                  902,389                                             902,750
  Acquisition of M. Wilson                     36                      (36)
  Acquisition of Fully Armed
    Productions                               183                    1,743         1,461                                 3,387
  Acquisition of Commonwealth
    Investment Services                       275                  109,725       (52,937)                               57,063
  Repurchase of common shares at
    Equity Underwriting Group                                   (2,921,024)                                         (2,921,024)
  Dividends to acquired
    companies' stockholders                                                     (286,264)                             (286,264)
  Dividends on preferred stock                                                   (65,844)                              (65,844)
                                          -------   --------   -----------   -----------   --------    ---------   -----------

Balance at December 31, 1998               27,668      1,672     8,345,555     1,080,939         --           --     9,455,834
  1999 net loss                                                               (1,772,915)                           (1,772,915)
  Other comprehensive loss                                                                  (35,463)                   (35,463)
  Issuance of common stock                  2,007                7,010,649                                           7,012,656
  Issuance of preferred stock                          1,009        99,891                                             100,900
  Repurchase of stock for treasury                                                                      (873,000)     (873,000)
  Re-issuance of treasury stock                                    806,039                               695,761     1,501,800
  Reduction of goodwill                                           (211,007)                                           (211,007)
  Conversion of preferred stock
    to common stock                         3,619     (2,681)         (938)                                                 --
  Acquisition of minority interest                                              (565,566)                             (565,566)
  Dividends to acquired
    companies' stockholders                                                      (35,252)                              (35,252)
                                          -------   --------   -----------   -----------   --------    ---------   -----------

Balance at December 31, 1999               33,294         --    16,050,189    (1,292,794)   (35,463)    (177,239)   14,577,987
  2000 net loss                                                               (1,335,454)                           (1,335,454)
  Other comprehensive income                                                                205,786                    205,786
  Issuance of common stock                      6                   21,634                                              21,640
  Repurchase of stock for treasury                                                                       (54,551)      (54,551)
  Re-issuance of treasury stock                                    187,268                               231,790       419,058
                                          -------   --------   -----------   -----------   --------    ---------   -----------

Balance at December 31, 2000              $33,300   $     --   $16,259,091   $(2,628,248)  $170,323    $      --   $13,834,466
                                          =======   ========   ===========   ===========   ========    =========   ===========

See independent auditors' report and accompanying notes.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

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

          Our trust and retirement services operation, which is headquartered in Lexington, Kentucky, provides professional financial management to individuals and institutions, including private pension plans and foundations. Our trust subsidiary, a national trust company, specializes in retirement plans and is regulated by the Office of the Comptroller of the Currency. Our trust company also provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans.

          Our mutual fund administration services operation, which is based in Southlake, Texas and Indianapolis, Indiana, provides services such as transfer agency, fund accounting, and administrative, regulatory, compliance and start-up services for mutual funds, investment advisors, banks and other money managers in their proprietary mutual fund efforts. In addition, such subsidiary provides all of the mutual fund services for the Unified Funds portfolios, and performs other clerical functions to the Unified Funds in addition to typical mutual fund services.

          Our banking operation is headquartered in Lexington, Kentucky. Unified Banking Company, a federal savings bank, offers various bank products and services (including, but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to its banking customer base and to our subsidiaries' customers. Our premium finance subsidiary provides financing for the payment of premiums on insurance coverage placed by our insurance brokerage operation and is licensed under applicable governing regulations in the States of Kentucky, Tennessee, Illinois and Ohio and also conducts business in the states of West Virginia and Indiana, which do not require licensing of premium finance companies.

          Our insurance operation is headquartered in Lexington, Kentucky and provides specialty insurance products as a general agent or as a broker in the States of Kentucky, Tennessee, West Virginia, Ohio, Indiana and Illinois. The insurance operation writes insurance products for primarily niche areas in the insurance marketplace that are considered more "non-standard," representing a higher risk of insured. We, through our insurance subsidiaries, operate as a managing general agent between a number of admitted and excess and surplus line insurance companies. We also provide administrative claims services on a contractual basis for property and casualty insurance carriers and claims adjusting services for various insurance companies in the private passenger and commercial trucking lines.

          Our brokerage operation, which is headquartered in Indianapolis, Indiana, consists of a registered broker-dealer under the Securities Exchange Act of 1934, as amended, that also is a member of the National Association of Securities Dealers, Inc.

          Our investment advisory services operation, which is based in New York City and Lexington and Louisville, Kentucky, provides professional financial management to individuals and institutions on a customized basis. Our wealth management subsidiary, which is based in New York City,

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 1 -  NATURE OF OPERATIONS (Continued)

          assists clients in a variety of disciplines, including the following: financial, tax and estate planning; family office services such as budgeting, bill paying and payroll administration; trust administration; and income tax return preparation and filing for individuals, trusts, partnerships and small businesses.

          On January 31, 2000, Unified Management Company acquired substantially all of the assets of Commonwealth Investment Services, Inc. Effective February 29, 2000, Resource Benefit Planners, Inc. was merged with and into First Lexington Trust Company. Effective September 29, 2000, Unified Management Company was renamed Unified Financial Securities, Inc. Effective October 12, 2000, Unified Fund Services, Inc. was merged with and into AmeriPrime Financial Services, Inc. Immediately following, AmeriPrime Financial Services, Inc. was renamed Unified Fund Services, Inc. Effective November 9, 2000, Equity Underwriting Group, Inc. was dissolved. On December 31, 2000, Unified Financial Securities, Inc. acquired substantially all of the assets of AmeriPrime Financial Securities, Inc. Effective December 31, 2000, Equity Insurance Managers, Inc. paid a dividend of all of the member interests of Equity Insurance Managers of Illinois, L.L.C. to us.
          In December 2000, each of Strategic Fund Services, Inc., Unified Capital Resources, Inc. and VSX Technologies, Inc. was merged with and into Unified Internet Services, Inc. Each of Unified Financial Securities, Inc., Commonwealth Investment Services, Inc., Resource Benefit Planners, Inc., First Lexington Trust Company, Unified Fund Services, Inc., AmeriPrime Financial Services, Inc., Equity Underwriting Group, Inc., AmeriPrime Financial Securities, Inc., Unified Capital Resources, Inc., Strategic Fund Services, Inc., VSX Technologies, Inc. and Unified Internet Services, Inc. is/was a wholly owned subsidiary of our company.

          On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." Unified Trust Company, National Association is required by the
          Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of December 31, 2000, Unified Trust Company, National Association had $2.1 million total capital.

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The Consolidated Financial Statements include the accounts of Unified Financial Services, Inc. and our subsidiaries after elimination of all material intercompany accounts and transactions.

          The Consolidated Financial Statements give retroactive effect to our pooling-of-interests transactions. As a result, the Consolidated Statements of Financial Condition, Statements of Operations, Statements of Comprehensive Income, Statements of Cash Flows and Statements of Changes in Stockholders' Equity are consolidated for all periods presented. As required by generally accepted accounting principles, the Consolidated Financial Statements become our historical consolidated financial statements upon issuance of the financial statements for the periods that include the date of the transaction. The Consolidated Statements of Changes in Stockholders' Equity reflect our accounts as if the shares of our common stock, $0.01 par value, issued in the pooling-of-interests transactions had been outstanding during all periods presented. The Consolidated Financial Statements, including the notes thereto, should be read in conjunction with our historical consolidated financial statements.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fees and Commissions
          --------------------
          We record revenue on the accrual basis of accounting. For our brokerage operation, commissions and clearing revenue are recorded on the settlement date of the related security transaction. This does not materially differ from recording commissions based upon trade date. In connection with our private placements of equity securities, Unified Financial Securities, Inc., a subsidiary of our company, recorded revenue on the accrual basis of accounting (equal to ten percent of the proceeds of the private placement) and incurred expenses related to the private placement. Our trust and retirement services operation's revenue, as well as the investment adviser fees earned by third party advisers, are recorded on the accrual basis. The fees earned by the operation and paid to sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. Revenue is recorded as it is earned each month based upon accounts and account balances. In connection with this, we earn income on the accounts established to transfer these funds for customers. For our banking operation, recorded revenue consists of interest income less interest expense. For our insurance operation, commission income and expense are recorded on the effective date of each policy; return commissions are recorded when a policy cancellation occurs. All other revenue is recorded as earned.

          Property and Equipment
          ----------------------
          Property and equipment are stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated method over the estimated useful life of the assets for financial statement purposes.

          Investments
          -----------
          Investments, which consist primarily of an investment in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Consolidated Statements of Operations as unrealized gain or loss on securities.

          Income Taxes
          ------------
          We file consolidated Federal and state income tax returns with our subsidiaries.

          We have adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," which requires use of the liability method of accounting for deferred income taxes.

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

          Goodwill
          --------
          We, in acquiring certain businesses, acquired goodwill. We have determined the value of the goodwill, which is amortized over the estimated economic lives of the assets on a straight-line basis over a period of 10 to 15 years for financial reporting basis. For tax purposes, goodwill is amortized on a straight-line basis over 15 years.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Organization Costs
          ------------------
          Costs related to the organization of our various operations have been capitalized and amortized over a 60-month period on a straight-line basis.

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

          Statements of Cash Flows
          ------------------------
          For purposes of the Consolidated Statements of Cash Flows, we consider all liquid investments with an original maturity of three months or less to be cash equivalents. We maintain money market investments that are not insured by the Federal Deposit Insurance Corporation and bank accounts that periodically exceed the Federal Deposit Insurance Corporation's insurance limit during the year.

          Recent Accounting Pronouncements
          --------------------------------
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," which establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
          No. 137 "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS 133," which statement amended the effective date of SFAS 133, which was effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect that this statement will have a material impact on our results of operations, financial position or liquidity.

          Financial Statement Presentation
          --------------------------------
          Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Note 3 -  ACQUISITIONS, DISPOSALS AND SALES

          On March 31, 1998, Unified Investment Advisers, Inc. became a wholly owned subsidiary of our company upon surrender to Unified Investment Advisers of all the capital stock of Unified Investment Advisers by all stockholders of Unified Investment Adviser (other than our company). Prior to the surrender of the capital stock to Unified Investment Advisers, we accounted for our 33.3% ownership in Unified Investment Advisers pursuant to the equity method of accounting. Unified Investment Advisers reported gross revenue for the four months (Unified Investment Adviser's fiscal year end was November 30) ended March 31, 1998 of $146,519 and a loss for the period of $195,967.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 3 -  ACQUISITIONS, DISPOSALS AND SALES (Continued)

          On March 10, 1998, we acquired Resource Benefit Planners, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. We issued 12,000 shares of our common stock in exchange for all the outstanding capital stock of Resource Benefit Planners.

          On August 21, 1998, we acquired EMCO Estate Management Company, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. We issued 11,000 shares of our common stock in exchange for all of the assets and certain of the liabilities of EMCO Estate Management Company.

          On August 21, 1998, we acquired Fiduciary Counsel, Inc. in a transaction accounted for under the purchase method of accounting. In connection with such acquisition, we issued 36,110 shares of our common stock and paid $800,835 in cash. The results of operations of Fiduciary Counsel have been included in our consolidated financial statements since its date of acquisition.

          On December 17, 1998, we acquired Equity Underwriting Group, Inc.
          in a transaction accounted for under the pooling-of-interests method of accounting. We issued 241,745 shares of our common stock in exchange for all of the outstanding capital stock of Equity Underwriting Group.

          On December 17, 1998, we acquired Commonwealth Premium Finance Corporation in a transaction accounted for under the pooling-of-interests method of accounting. We issued 12,800 shares of our common stock in exchange for all of the outstanding capital stock of Commonwealth Premium Finance Corporation.

          On December 22, 1998, we acquired Strategic Fund Services, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. We issued 7,500 shares of our common stock in exchange for all of the outstanding capital stock of Strategic Fund Services.

          On December 31, 1998, we acquired AmeriPrime Financial Services, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. We issued 410,000 shares of our common stock in exchange for all of the outstanding capital stock of AmeriPrime Financial Services.

          On January 1, 1999, we acquired M. Wilson & Associates, Inc. in a transaction accounted for under the pooling-of-interests method of accounting. We issued 3,636 shares of our common stock in exchange for all of the outstanding capital stock of M. Wilson & Associates.

          On May 6, 1999, we, via our subsidiary, Archer Trading, Inc., purchased certain of the assets and assumed certain of the liabilities of First Insight Securities, Ltd. In connection with such acquisition, we assumed liabilities of approximately $22,000 and paid an additional $51,700 in cash. This transaction is accounted for under the purchase method of accounting.

          On June 1, 1999, we acquired Fully Armed Productions, Inc. in a transaction accounted for under the pooling-of- interests method of accounting. We issued 18,182 shares of our common stock in exchange for all of the outstanding capital stock of Fully Armed Productions.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 3 -  ACQUISITIONS, DISPOSALS AND SALES (Continued)

          On June 1, 1999, we acquired Commonwealth Investment Services,
          Inc in a transaction accounted for under the pooling-of-interests method of accounting. We issued 27,500 shares of our common stock in exchange for all of the outstanding capital stock of Commonwealth Investment Services.

          At year-end 1999, we sold an insurance contract segment of business of Equity Insurance Managers of Illinois, L.L.C. (d/b/a/ Irland and Rogers). The sale price is determined on continued contract revenue and we anticipate receiving payment for the sale of the contracts over a two-year period. We recorded this transaction in 1999 based upon the estimated revenue and costs to our company of closing the location where the business was conducted. During 2000, the amount of the anticipated selling price of the book of business was reduced based upon the continuing revenue and cash received during 2000 and the additional cost of legal fees related to the business.

                                                         2000          1999
                                                         ----          ----

                Sale price                            $ (55,200)     $ 205,200
                Value of fixed assets and goodwill           --       (192,205)
                Costs to close the location                 248       (142,482)
                                                      ---------      ---------
                Loss on the sale                      $ (54,952)     $(129,487)
                                                      =========      =========

          Equity Insurance Managers of Illinois, L.L.C. was formed to acquire insurance contracts from an existing business in 1996. A subsidiary of Equity Underwriting Group owned 55% of this new limited liability company. The transaction was reported under the purchase method of accounting and this continued with our acquisition of Equity Underwriting Group in December 1998. In 1999, the seller agreed to a reduction of the unpaid balance of the note resulting from the sale in the amount of $255,628. The reduction of this price reduced the goodwill reported under the original purchase. The minority owner of the new limited liability company turned in stock certificates and gave up all rights to ownership during 1999. The receivable from the minority owner of $565,566, due to its share of operating losses, has been adjusted and recorded as a reduction of retained earnings in 1999.

          During 2000, we discontinued our Strategic Fund Services operation and Archer Trading operation, in addition to Equity Insurance Managers of Illinois, L.L.C. As of June 2000, we ceased funding Archer Trading, Inc.'s losses. The losses of these three discontinued operations, including the loss on the sale of the Equity Insurance Managers of Illinois book of business, resulted in the following:


                                                          2000         1999          1998
                                                          ----         ----          ----

                Gross revenue                          $  96,896    $ 118,473     $1,145,126
                Loss from discontinued operations       (467,176)    (741,629)      (326,830)

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 3 -  ACQUISITIONS, DISPOSALS AND SALES (Continued)

          Assets and liabilities at December 31, 2000 and 1999 of the discontinue operations are summarized below:

                                                               2000              1999
                                                           ------------     -------------
                Receivables............................    $     10,610     $     471,532
                Accounts payable and accrued payable...          29,869           774,533
                Payable to parent......................       1,662,748         1,049,054

Note 4 -  OPTIONS


          On May 20, 1998, our stockholders adopted the Unified Financial Services, Inc. 1998 Stock Incentive Plan, which plan subsequently was amended by our stockholders on May 27, 1999. The Stock Incentive Plan provides for the granting of stock options and other stock-based awards. The total number of shares of our common stock issuable under our Stock Incentive Plan is not to exceed 500,000 shares, subject to adjustment in the event of any change in our outstanding shares by reason of a stock dividend, stock split, capitalization, merger, consolidation or other similar changes generally affecting our stockholders. Of these 500,000 shares of stock, no more than 250,000 shares may be issued to participants in our Stock Incentive Plan in any plan year.

          Under the terms of our Stock Incentive Plan, employees, directors, advisors and consultants of our company and subsidiaries will be eligible to receive the following: (a) incentive stock options;
          (b) nonqualified stock options; (c) stock appreciation rights ("SAR"); (d) restricted stock; (e) restricted stock units; and (f) performance awards.

          As of December 31, 2000, 1999 and 1998, options to acquire 104,086, 105,961 and 37,526 shares, respectively, of our common stock were outstanding pursuant to our Stock Incentive Plan. In addition, as of December 31, 2000, our board had granted options to acquire 66,666 share of our common stock outside of such plan. Such options had exercise prices as follows:

                For the year ended December 31, 2000:

                6,350 shares at $25.00 per share
                19,186 shares at $27.50 per share
                500 shares at $30.25 per share
                77,050 shares at $40.00 per share
                1,000 shares at $44.00 per share
                66,666 shares at $45.00 per share

                For the year ended December 31, 1999:

                6,400 shares at $25.00 per share
                19,551 shares at $27.50 per share
                500 shares at $30.25 per share
                79,010 shares at $40.00 per share
                500 shares at $44.00 per share

                For the year ended December 31, 1998:

                6,800 shares at $25.00 per share
                19,551 shares at $27.50 per share
                500 shares at $30.25 per share
                10,675 shares at $40.00 per share

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 4 -  OPTIONS (Continued)

          As of December 31, 2000, 85,786 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

       Options outstanding at December 31, 1999..................................  105,961
       Options issued during period at exercise price of $40.00 per share........   11,150
       Options issued during period at exercise price of $44.00 per share........      500
       Options issued during period at exercise price of $45.00 per share........   66,666
       Options exercised during period...........................................       --
       Forfeitures at $25.00 per share...........................................       50
       Forfeitures at $27.50 per share...........................................      365
       Forfeitures at $40.00 per share...........................................   13,110
       Options outstanding at December 31, 2000..................................  170,752

Note 5 -  DEBT AND RELATED MATTERS

          Debt at December 31, 2000, 1999 and 1998 consisted of the following:

          Bank notes payable:                                    2000          1999           1998
          ------------------                                 -----------   ------------   -----------
          Term loan, interest at prime...................    $ 1,893,750   $ 2,293,750    $        --

          Payable in monthly installments including
          interest at prime plus 0.5%, final payment
          due December 31, 2001, collateralized by
          communication and computer hardware
          and software...................................         32,699       183,418        321,576

          Payable in monthly installments including
          interest at 8.25%, final payment due March 31,
          2014, collateralized by equipment..............        350,939       364,827             --

          Payable in monthly installments including
          interest at 10.4%, final payment due April
          26, 2002, collateralized by equipment..........          9,613        16,001             --

          Payable at maturity, January 30, 2001, interest
          at prime secured by certain company assets.....             --            --      3,050,000

          Note payable, individual, payable in six annual
          installments of $150,952, interest at prime
          plus 1%, final payment due January 1, 2004,
          unsecured......................................             --            --        579,611
                                                             -----------   -----------    -----------

          Total..........................................      2,287,001     2,857,996      3,951,187
                                                             -----------   -----------    -----------

          Less current maturities........................      1,944,662     2,343,965      1,926,608
                                                             -----------   -----------    -----------
          Long-term portion..............................    $   342,339   $   514,031    $ 2,024,579
                                                             ===========   ===========    ===========

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 5 -  DEBT AND RELATED MATTERS (Continued)

          The maturities of notes payable for each of the succeeding five years subsequent to December 31, 2000 are as follows:

                           2001....................     $ 1,944,662
                           2002....................          18,145
                           2003....................          13,108
                           2004....................          13,108
                           2005 and beyond.........         297,978
                                                        -----------
                                  Total............     $ 2,287,001
                                                        ===========


          Lines of credit at December 31, 2000, 1999 and 1998 consisted of the following:

          Lines of credit:
          ---------------
                                                                          2000           1999           1998
                                                                          ----           ----           ----
          Payable on demand, interest at prime.....................   $        --    $         --   $     50,000

          Payable at maturity, June 30, 2001, interest
          at prime, secured by assignment of receivables...........      1,660,000      1,710,000      1,350,000

          Payable at maturity, June 30, 1999, interest at
          prime, secured by certain company assets.................             --             --        400,000

          Payable at maturity, December 31, 2002, interest
          at 10.25%................................................          8,626             --             --

          Payable on demand, interest at prime.....................             --             --        160,004

          Payable in monthly installments including interest at
          10.576%, final payment due September 24, 2002,
          collateralized by equipment..............................             --         17,003             --
                                                                      ------------    ------------  ------------
                Total..............................................   $  1,668,626   $  1,727,003   $  1,960,004
                                                                      ============   ============   ============

Note 6 -  CAPITAL LEASE OBLIGATIONS

          We lease both computer and office equipment under capital leases.
          Such lease obligations are payable over a 60-month period.
          Following is a summary of future minimum lease payments under capitalized lease obligations as of December 31, 2000, 1999 and 1998:

                                                              2000       1999         1998
                                                              ----       ----         ----
                1999....................................   $      --   $      --   $ 108,103
                2000....................................          --      32,385      31,970
                2001....................................       8,355       8,355       7,702
                2002....................................         724         724          --
                2003....................................         422         483          --
                                                           ---------   ---------   ---------
                                                               9,501      41,947     147,775
                Less:  amount representing interest              568       2,942       9,908
                                                           ---------   ---------   ---------
                        Total...........................   $   8,933   $  39,005   $ 137,867
                                                           =========   =========   =========

          We did not acquire equipment through capital lease obligations during the years ended December 31, 2000, 1999 and 1998, other than in connection with our acquisitions of Commonwealth Investment Services, Inc. and Fully Armed Productions, Inc.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 7 -  RENTAL AND LEASE INFORMATION

          We, through our subsidiary, Unified Banking Company, lease our corporate headquarters and administrative office facilities located at 2424 Harrodsburg Road, Lexington, Kentucky, which facility has approximately 2,000 square feet, and is leased pursuant to an operating lease expiring in 2006. The lease includes provisions for adjustment of operating costs and real estate taxes.

          We also maintain administrative offices at the corporate offices of Unified Financial Securities and Unified Fund Services, Inc, each of which is located at 429-431 N. Pennsylvania Street, Indianapolis, Indiana and One Firstar Plaza, Saint Louis, Missouri.

          At December 31, 2000, we were committed to minimal rental payments under certain non-cancellable operating leases. Generally, these leases include cancellation clauses. The aggregate minimum rental commitments required under operating leases for office space and equipment at December 31, 2000 for all operations were as follows:

                  FOR THE YEARS ENDING DECEMBER 31,                              LEASE COMMITMENTS
                  ---------------------------------                              -----------------
                                    2001...................................          $   1,203,555
                                    2002...................................                777,558
                                    2003...................................                498,347
                                    2004...................................                425,482
                                    Thereafter.............................                926,039
                                                                                     -------------
                                           Total...........................          $   3,830,981
                                                                                     =============

          We lease certain office facilities and equipment. Rental expense for the years ended December 31, 2000, 1999 and 1998 were $1,006,325, $973,820 and $704,977, respectively.

Note 8 -  COMMITMENTS AND CONTINGENCIES

          We are a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Note 9 -  EMPLOYEE BENEFIT PLANS

          We and our subsidiaries provide a defined contribution retirement plan that covers substantially all employees. Our board of directors determines contributions to the plan. For the years ended December 31, 2000, 1999 and 1998, our board of directors made contributions to the plan of $-0-, $-0- and $10,851, respectively.

          We also maintain a 401(k) plan as part of the defined contribution retirement plan. The plan includes a matching for funds contributed. We will match the employee's contribution up to fifty percent of the first six percent of the employee's pre-tax contribution.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 10 - CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
          REQUIREMENTS

          Unified Financial Securities, our brokerage subsidiary, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At December 31, 2000, 1999 and 1998, Unified Financial Securities' net capital was $374,461, $424,177 and $548,703, respectively, and its ratio of aggregate indebtedness was 1.44 to 1, 1.19 to 1 and 0.506 to 1, respectively.

          Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement for Unified Financial Securities was $0 at December 31, 2000, 1999 and 1998. Balances segregated in excess of reserve requirements are not restricted.

          As disclosed in Note 1, Unified Financial Securities acquired substantially all of the assets of Commonwealth Investment Services and AmeriPrime Financial Securities on January 31, 2000 and December 31, 2000, respectively. As of such dates, Commonwealth Investment Services and AmeriPrime Financial Securities, respectively, ceased operations.

Note 11 - COMMON AND PREFERRED STOCK

          Common Stock:

          Acquisitions
          ------------
          We have 20,000,000 authorized shares of our common stock. In connection with acquisitions consummated during 1999 and 1998, we issued shares of our common stock as follows:

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

          Private Placement Offerings
          ---------------------------
          Effective December 10, 1998, we commenced a private placement offering to sell a maximum of 1,750,000 shares of our common stock. Effective September 27, 1999, the size of the offering was reduced to 750,000 shares of our common stock, which shares were offered at a price of $40.00 per share. The offering terminated on March 31, 2000. For the years ended December 31, 2000 and 1999, we issued 11,530 and 238,270 shares, respectively, of our common stock (including 10,929 and 37,545 shares, respectively, from treasury). For the years ended December 31, 2000 and 1999, aggregate brokerage fees of $20,500 and $901,780, respectively,

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 11 - COMMON AND PREFERRED STOCK (Continued)

          were paid to our brokerage subsidiaries in connection with this private placement offering, which amount is inclusive of $18,300 and $2,400, respectively, paid to external brokerage firms.

          Effective January 22, 1998, we commenced a private placement offering to sell a maximum of 600,000 shares of our common stock. The first 400,000 shares offered were offered at a price of $25.00 per share and, upon acceptance by us of subscriptions for such 400,000 shares, the remaining 200,000 shares in the private placement were offered at a price of $27.50 for share. The offering terminated on June 30, 1998. As of December 31, 1998, we had issued 450,738 shares of our common stock pursuant to such offering. For the year ended December 31, 1998, aggregate brokerage fees of $772,000 were paid to Unified Financial Securities in connection with the private placement offering, which amount is inclusive of $140,000 paid to external brokerage firms.

          In our two private placements, all shares of our common stock were offered on a best efforts basis. There is no public market for any of our securities and there can be no assurance that a market will develop in the future. The securities offered and sold by us in our private placements will not be and have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

          Preferred Stock:

          As of December 31, 2000, 1999 and 1998, our total preferred shares authorized was 1,000,000 with a par value of $.01 per share, of which the following were designated at December 31, 2000, 1999 and 1998:

           PREFERRED              SHARES        SHARES       SHARES      STATED     PAR
             STOCK               DESIGNATED     ISSUED     OUTSTANDING    VALUE    VALUE
             -----               ----------     ------     -----------    -----    -----
          2000:
              Series D.......     200,000           --          --         $200    $0.01

          1999:
              Series D.......     200,000           --          --          200     0.01

          1998:
              Series C.......       2,100        1,672       1,672          100     0.01
              Series D.......     100,000           --          --          200     0.01

          Series C Preferred Stock
          ------------------------
          In 1999 and 1998, we issued 1,009 and 2,100 shares, respectively, of our Series C 6.75% Cumulative Convertible Preferred Stock to certain directors, executive officers and agents of our company for total consideration of $310,900. Each share of Series C Preferred Stock was convertible, at any time at the option of the holder thereof and without the payment of any additional consideration with respect thereto, into 135 shares of our common stock. During the years ended December 31, 1999 and 1998, 2,681 and 428 shares of Series C Preferred Stock were converted into 361,935 and 57,780 shares, respectively, of our common stock. As of November 30, 1999, all outstanding shares of Series C Preferred Stock had been converted to common stock and, on December 23, 1999, we filed a Certificate of Elimination with respect to the Series C Preferred Stock with the Office of the Delaware Secretary of State.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 11 - COMMON AND PREFERRED STOCK (Continued)

          Series D Preferred Stock Authorized
          -----------------------------------
          In July 1998, we authorized 100,000 shares of Series D Convertible Junior Participating Preferred Stock. This amount was increased to 200,000 in May 1999. We have reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between us and Unified Fund Services, as rights agent. On August 26, 1998, our board of directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of our common stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each Preferred Stock purchase right, when exercisable, entitles the registered holder to purchase from our company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

          Series A and Series B Preferred Stock Redemption
          ------------------------------------------------
          On April 25, 1998, we redeemed our outstanding Series A and Series B Preferred Stock. Total consideration of $1,738,326, consisting of principal and accrued interest, was paid to the holders of the Series A and Series B Preferred Stock in connection with the redemption of such shares. On September 14, 1998, we filed Certificates of Elimination with respect to the Series A and Series B Preferred Stock with the Office of the Delaware Secretary of State.

Note 12 - INCOME TAXES

          Consolidated net operating loss carryforwards at December 31, 2000, 1999 and 1998 amounted to approximately $17,500,000, $16,191,000 and $14,004,000, respectively, expiring from 2004 to 2015.

          Consolidated State of Indiana net operating loss carryforwards at December 31, 2000, 1999 and 1998 amounted to approximately $16,000,000, $15,000,000 and $13,000,000, respectively, expiring from 2004 to 2015.

          We increased our net operating loss carryforwards by approximately $1,300,000 and $1,600,000 in 2000 and 1999, respectively, which reduced current consolidated Federal income tax expense to zero.

          We record deferred income taxes in accordance with Financial Accounting Standard ("FAS") No. 109. The deferred tax liability in our consolidated financial statements as of December 31, 2000, 1999 and 1998 were as follows:

                                              2000         1999          1998
                                              ----         ----          ----
         Deferred tax assets..........     $ (80,037)   $ (130,927)   $ (51,062)
         Deferred tax liability.......        14,308       168,936       90,318
                                           ---------    ----------    ---------
         Net deferred tax liability...     $ (65,729)   $   38,009    $  39,256
                                           =========    ==========    =========

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 12 - INCOME TAXES (Continued)

          The components of income tax expense for the years ended December
          31, 2000, 1999 and 1998 were as follows:

                                                  2000       1999       1998
                                                  ----       ----       ----
         Current income tax:
               Federal......................   $      --  $  48,083  $  62,848
               State and local..............      35,000     32,470      8,083
                                               ---------  ---------  ---------
                 Total current income tax...      35,000     80,553     70,931
                                               ---------  ---------  ---------
          Deferred income tax:
               Federal......................          --    (37,863)    19,080
               State and local..............          --    (12,960)    61,097
                                               ---------  ---------  ---------
                 Total deferred.............          --    (50,823)    80,177
                                               ---------  ---------  ---------
                    Total income tax........   $  35,000  $  29,730  $ 151,108
                                               =========  =========  =========

Note 13 - RELATED PARTY TRANSACTIONS

          Commonwealth Premium Finance Corporation ("CPFC") employees are paid through the Equity Insurance Managers, Inc. ("EIM") payroll system, which serves as a common paymaster. CPFC's employees are eligible for all benefits that EIM offers, although these benefits are paid for by CPFC. As of December 31, 2000, 1999 and 1998, CPFC's balance in unfunded contracts payable of $356,770, $171,746 and $448,040, respectively, was owed to EIM for the amount due on the insurance policy premiums that EIM sold and CPFC financed.

Note 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following table presents the carrying amounts and estimated fair value of our financial instruments at December 31, 2000, 1999 and 1998. Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                            DECEMBER 31,
                                  ----------------------------------------------------------------
                                         2000                  1999                   1998
                                  ------------------    ------------------     -------------------
                                  CARRYING     FAIR     CARRYING     FAIR      CARRYING     FAIR
        (IN THOUSANDS)             AMOUNT      VALUE     AMOUNT      VALUE      AMOUNT      VALUE
                                   ------      -----     ------      -----      ------      -----
Financial assets
  Cash and cash equivalents....   $  5,582   $  5,582   $  5,714   $  5,714    $ 10,396   $ 10,396
  Investment in:
  Mutual funds and
    securities.................        573        573        419        419         232        232
  Mutual funds - affiliates             --         --        326        326         494        494
  Receivables..................     13,086     13,086      9,605      9,605       8,911      8,911
  Prepaid and sundry...........        297        297        775        775         230        230

Financial obligations
  Current liabilities..........     49,411     49,411     19,083     19,083      10,575     10,575
  Capital lease obligation.....          9          9         39         39         138        138
  Long-term debt...............      2,287      2,287      2,858      2,858       5,911      5,911

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 15 - DISCLOSURES ABOUT REPORTING SEGMENTS

          We have six reportable operating segments: trust and retirement services; mutual fund administration services; banking; insurance; brokerage; and investment advisory services. In addition, we also report corporate as a separate segment.

          The accounting policies of these segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

          Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, gross profit, total assets, capital expenditures and depreciation and amortization were as follows as of or for the years ended December 31, 2000, 1999 and 1998:

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 15 - DISCLOSURES ABOUT REPORTING SEGMENTS (Continued)


                                                2000         1999          1998
(IN THOUSANDS)                                -------       -------       -------
Revenues
    Trust and retirement ...............      $ 4,330       $ 4,110       $ 3,596
    Mutual fund administration .........        4,790         2,710         2,042
    Banking ............................        1,387           525           395
    Insurance ..........................       12,689         9,383         9,443
    Brokerage ..........................        3,115         4,590         4,088
    Investment advisory ................        1,938         1,800           729
    Corporate ..........................          482           944           516
                                              -------       -------       -------
       Total ...........................      $28,731       $24,062       $20,809
                                              =======       =======       =======

Gross profit
    Trust and retirement ...............      $ 4,025       $ 3,868       $ 3,350
    Mutual fund administration .........        3,759         2,051         1,478
    Banking ............................        1,387           524           395
    Insurance ..........................        7,179         5,524         5,442
    Brokerage ..........................        1,265         2,127         2,478
    Investment advisory ................        1,894         1,764           729
    Corporate ..........................          479           944           516
                                              -------       -------       -------
       Total ...........................      $19,988       $16,802       $14,388
                                              =======       =======       =======

Total assets
    Trust and retirement ...............      $ 3,793       $ 3,911       $ 3,055
    Mutual fund administration .........        2,286         1,746           700
    Banking ............................       44,634        16,630         1,914
    Insurance ..........................       10,334         7,998         9,407
    Brokerage ..........................        1,346         1,894         2,118
    Investment advisory ................        1,981         2,077         2,309
    Corporate ..........................        1,261         2,493         7,320
                                              -------       -------       -------
       Total ...........................      $65,635       $36,749       $26,823
                                              =======       =======       =======

Capital expenditures
    Trust and retirement ...............      $   272       $    84       $    84
    Mutual fund administration .........           87            91            18
    Banking ............................          630           889            54
    Insurance ..........................          240           137           229
    Brokerage ..........................            6            28            43
    Investment advisory ................           --            26             9
    Corporate ..........................          210           773            75
                                              -------       -------       -------
       Total ...........................      $ 1,445       $ 2,028       $   512
                                              =======       =======       =======

Depreciation and amortization
    Trust and retirement ...............      $    89       $    65       $    65
    Mutual fund administration .........           82            67            53
    Banking ............................          153            84            70
    Insurance ..........................          155           130           193
    Brokerage ..........................           35            36           423
    Investment advisory ................          139           140            51
    Corporate ..........................          341           185            11
                                              -------       -------       -------
       Total ...........................      $   994       $   707       $   866
                                              =======       =======       =======

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 16 - UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

          Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at December 31, 2000 and 1999 were the bank's total assets of $42,365,604 and $14,456,890, respectively, and total liabilities of $35,856,084 and $7,314,639, respectively, as of such dates. As of such dates, certain components of such assets and liabilities were as follows:

                                                           2000           1999
                                                           ----           ----
          Cash ...................................     $    124,952    $  106,912
          Due from banks .........................        1,162,639       314,815
          Federal funds sold .....................        7,667,000     4,922,000
          Investments in securities:
               US agency securities ..............       10,841,435     5,515,156
               FHLB stock ........................          100,000           500
          Loans:
               Real estate loans .................       14,569,481       611,789
               Commercial loans ..................        4,257,141     1,638,324
               Installment loans .................        2,419,352       386,979
               Other loans .......................            1,141         1,583
               Allowance for loan losses..........          305,000        33,000
          Bank deposits:
               Demand deposits ...................        3,468,441     4,141,635
               Official checks ...................           64,135       309,374
               NOW accounts ......................          426,457       259,015
               Money market accounts .............       12,724,377     1,906,068
               Savings accounts ..................           34,935        15,926
               Time deposits .....................       16,648,180       399,643
               Other interest-bearing deposits ...        1,157,109       257,313
          Federal and borrowed funds..............        1,143,000            --


Note 17 - INVESTMENT IN AFFILIATE

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

          VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third party investor made a $3.0 million loan to VSX Holdings. We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the year ended December 31, 2000, we received payments totaling $1,535,504 from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statement of Operations for the year ended December 31, 2000.

                      UNIFIED FINANCIAL SERVICES, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998
                      --------------------------------

Note 18 - INVESTMENTS IN DEBT SECURITIES

          Prior to its conversion to a limited purpose national banking association known as Unified Trust Company, National Association, First Lexington Trust Company, a subsidiary of our company, was required by the Kentucky Department of Financial Institutions to maintain a minimum of $800,000 capital as long as trust assets under management did not exceed $100,000,000. When trust assets under management exceeded $100,000,000, the capital requirement increased by $350,000. The incremental increase of $25,000,000 in assets under management required the capital requirement to increase by $90,000. As of December 31, 1999, First Lexington Trust Company was required to maintain a minimum of $1,510,000 capital, which capital was invested in debt securities. Subsequent to its conversion, Unified Trust Company, National Association liquidated its investment in debt securities. As noted in Note 1, Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million.

          The marketable investments in debt securities were classified as "Held to Maturity" and the amortized cost and fair market value of such investments as of December 31, 1999 was as follows:

                                            MATURITY                  AMORTIZED    UNREALIZED    MARKET
       DEBT SECURITY                          DATE       FACE VALUE     COST       GAIN(LOSS)    VALUE
       -------------                          ----       ----------     ----       ----------    -----
Federal Home Loan Mortgage:
      REMIC 1675-P ....................    10 15 2023    $  100,000   $   71,609   $  (4,301)  $   67,308
      REMIC 1646-N ....................    03 15 2023       200,000      190,824      (2,556)     188,268
      REMIC 1681-B ....................    10 15 2023       220,000      212,024      (1,768)     210,256
      REMIC 1663-L ....................    08 15 2023        40,000       39,208      (1,486)      37,722
      Note ............................    06 30 2014        50,000       50,899      (3,633)      47,266

Federal National Mortgage Association
      REMIC 94-23-0 ...................    10 25 2007        97,000       89,733         807       90,540
      Note ............................    11 10 2005       125,000      128,948      (7,932)     121,016
      Note ............................    07 28 2008        75,000       75,414      (5,102)      70,312
      Note ............................    07 02 2000        75,000       74,660      (4,983)      69,677

Cleveland Electric
      Illumination Company ............    07 01 2013        60,000       64,833      (4,571)      60,252
Wells Fargo Capital
      Bonds ...........................    12 01 2026        50,000       50,469      (3,625)      46,844
TVA Subordinated
      Debenture .......................    04 24 2002        25,000       25,000      (2,000)      23,000
                                                         ----------   ----------   ---------   ----------

          Totals                                         $1,117,000   $1,073,621   $ (41,150)  $1,032,471
                                                         ==========   ==========   =========   ==========


Note 19 - SUBSEQUENT EVENT

          Effective February 27, 2001, we refinanced our outstanding term loan to Bank One, Kentucky, N.A. The outstanding principal amount of such loan, $1,800,000, was refinanced at prime, with accrued interest being payable monthly beginning April 1, 2001, principal payments of $100,000 being due every three months beginning July 1, 2001 and the remaining principal amount outstanding and any accrued interest being due on April 30, 2002, the maturity date of such loan.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         Information regarding our directors is contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Proposal 1: Election of Directors" and is incorporated herein by reference. Information regarding our executive officers is contained in this report under Item 4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Information regarding executive compensation is contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Report of Audit, Nominating and Compensation Committee on Executive Compensation and Audit Matters" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         Information regarding security ownership of certain beneficial owners and management is contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management," and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Information regarding certain relationships and related transactions is contained in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the captions "Board of Directors and Committees" and "Certain Relationships and Related Transactions," and is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

       (a)   Exhibits:

             See Exhibit Index on pages 59-61 hereto.

       (b)   Reports on Form 8-K.

             During the three months ended December 31, 2000 we did not file any Current Reports on Form 8-K.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of February 2001.

                              UNIFIED FINANCIAL SERVICES, INC.
                              (Registrant)


                              By /s/ Timothy L. Ashburn
                                 ---------------------------------------------
                                 Timothy L. Ashburn, Chairman of the Board
                                 and Chief Executive Officer



                              POWER OF ATTORNEY

         We, the undersigned officers and directors of Unified Financial Services, Inc., hereby severally and individually constitute and appoint Timothy L. Ashburn and John S. Penn, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                       Date

/s/ Timothy L. Ashburn         Chairman of the Board            February 23, 2001
-------------------------      and Chief Executive Officer
Timothy L. Ashburn



/s/ John S. Penn               President, Chief Operating       February 23, 2001
-------------------------      Officer and Director
John S. Pen



/s/ Thomas G. Napurano         Executive Vice President,        February 23, 2001
-------------------------      Chief Financial Officer
Thomas G. Napurano             and Director






/s/ Philip L. Conover          Director                         February 23, 2001
-------------------------
Philip L. Conover



/s/ Weaver H. Gaines           Director                         February 23, 2001
-------------------------
Weaver H. Gaines



/s/ Jack R. Orben              Director                         February 23, 2001
-------------------------
Jack R. Orben


/s/ Richard A. Walker          Director                         February 23, 2001
-------------------------
Richard A. Walker


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

     3.1(b)       Certificate of Amendment of Amended and Restated
                  Certificate of Incorporation of the Company, is filed herewith.

     3.1(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, is incorporated by reference herein.

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

     10.1 Employment Agreement dated as of June 1, 1997 by and between Health Financial, Inc. and Dr. Gregory W. Kasten, filed as
                  Exhibit 10.1 to Amendment No. 1 to the Company's Registration
                  Statement on Form 10-SB, is incorporated herein by reference.*

     10.2         Employment Agreement dated as of December 16, 1998 by and between
                  Equity Underwriting Group, Inc. and John R. Owens, filed as
                  Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for
                  the year ended December 31, 1998, is incorporated herein by reference.*

     10.3 Employment Agreement, dated as of December 31, 1999, by and between the Company and Charles H. Binger, filed as Exhibit
                  10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

     10.4 Employment Agreement, dated as of December 31, 1999, by and between the Company and David F. Morris, filed as Exhibit
                  10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*




     10.5         Amended and Restated Unified Financial Services Inc. 1998
                  Stock Incentive Plan, filed as Annex A to the Company's Proxy
                  Statement for the Company's 1999 Annual Meeting, is incorporated herein by reference.*

     10.6 Loan Agreement, dated as of December 28, 1999, by and among Bank One, Kentucky, NA, the Company and Commonwealth Premium
                  Finance Corporation, filed as Exhibit 10.26 to the Company's
                  Annual Report on Form 10-KSB for the year ended December 31,
                  1999, is incorporated herein by reference.

     10.7 Security Agreement, dated as of December 28, 1999, by and between Commonwealth Premium Finance Corporation and Bank One,
                  Kentucky, NA, filed as Exhibit 10.27 to the Company's Annual
                  Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.

     10.8 First Amendment to Loan Agreement, dated as of June 28, 2000, by and among Bank One, Kentucky, NA, the Company, Commonwealth
                  Premium Finance Corporation and Equity Underwriting Group,
                  Inc., is filed herewith.

     10.9 Renewal Revolving Credit Note, dated as of June 28, 2000, by Commonwealth Premium Finance Corporation in favor of Bank
                  One, Kentucky, NA, is filed herewith.

     10.10        Second Amendment to Loan Agreement, dated as of December 11,
                  2000, by and among Bank One, Kentucky, NA, the Company,
                  Commonwealth Premium Finance Corporation, Equity Insurance
                  Managers, Inc., Equity Insurance Administrators, Inc. and
                  21st Century Claims Service, Inc., is filed herewith.

     10.11        Stock Pledge and Security Agreement, dated as of December 11,
                  2000, by and between the Company and Bank One, Kentucky, NA, is filed herewith.

     10.12        Third Amendment to Loan Agreement, dated as of February 27,
                  2001, by and among Bank One, Kentucky, NA, the Company,
                  Commonwealth Premium Finance Corporation, Equity Insurance
                  Managers, Inc., Equity Insurance Administrators, Inc. and 21st
                  Century Claims Service, Inc., is filed herewith.

     10.13        Renewal Term Note, dated as of February 27, 2001, by the
                  Company in favor of Bank One, Kentucky, NA, is filed herewith.

     10.14        Guaranty of Payment and Performance, dated as of February 27,
                  2001, by the Company in favor of Bank One, Kentucky, NA, is filed herewith.

     11.1         Computations of Earnings per share, is filed herewith.

     21.1         List of Subsidiaries, is filed herewith.




     23.1 Consent of Larry E. Nunn & Associates, LLC with respect to its report dated February 1, 2001 regarding the consolidated financial statements of the Company as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998, is filed herewith.

     24.1         Power of Attorney (included on signature page hereto).

------------------
*   Management contract or compensatory plan or arrangement.
