Form 10-Q
period 2001-03-31
UNIFIED FINANCIAL SERVICES INC
filed 2001-05-07
CIK 1033926

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 MARCH 31, 2001
                               -------------------------------------------------



Commission file number                           0-22629
                       ---------------------------------------------------------


                       UNIFIED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                 35-1797759
---------------------------------------   --------------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
          of incorporation or
             organization)

                            2424 HARRODSBURG ROAD
                          LEXINGTON, KENTUCKY 40503
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                               (859) 296-2016
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               /X/ Yes / / No


                                                  Number of shares
           Title of class                   outstanding as of May 1, 2001
-----------------------------------      ------------------------------------
   Common stock, $0.01 par value                      2,880,028

                                          UNIFIED FINANCIAL SERVICES, INC.
                                                     FORM 10-Q

                                                       INDEX
                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - March 31, 2001 (Unaudited) and
                  December 31, 2000...............................................................................1

                  Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2001
                  and 2000........................................................................................3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Three Months Ended
                  March 31, 2001 and 2000.........................................................................4

                  Consolidated Statements of Cash Flow (Unaudited) - Three Months Ended March 31, 2001
                  and 2000........................................................................................5

                  Notes to Consolidated Financial Statements......................................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................13

                  Cautionary Statement Regarding Forward-Looking Statements......................................13

                  General........................................................................................13

                  Comparison of Results for the Three Months Ended March 31, 2001 and 2000.......................14

                  Liquidity and Capital Resources................................................................16

                  Risk Factors...................................................................................17

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................21

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................................26

SIGNATURES.......................................................................................................27

EXHIBIT INDEX....................................................................................................28

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     ASSETS
                                                     ------

                                                                         MARCH 31,
                                                                           2001                     DECEMBER 31,
                                                                        (UNAUDITED)                     2000
                                                                      --------------               -------------
Current Assets
     Cash and cash equivalents...................................     $    5,537,297               $   5,582,098
     Due from banks..............................................            597,992                   1,162,639
     Federal funds sold..........................................         10,115,000                   7,667,000
     Bond investments............................................         30,605,107                  10,841,435
     Investment in securities and non-affiliated
       mutual funds..............................................            541,529                     573,272
     Loans (net of allowance for loan losses of
       $345,000 for 2001 and $305,000 for 2000)..................         27,739,725                  20,834,674
     Accounts receivable (net of allowance for
       doubtful accounts of $603,561 for 2001 and
       $500,042 for 2000)........................................         14,084,518                  13,086,031
     Prepaid assets and deposits.................................            281,237                     297,270
     Deferred tax asset..........................................                 --                      80,037
                                                                      --------------               -------------

         Total current assets....................................         89,502,405                  60,124,456
                                                                      --------------               -------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $4,427,889 for 2001 and
       $4,250,692 for 2000)......................................          3,565,690                   3,500,020
                                                                      --------------               -------------
         Total fixed assets......................................          3,565,690                   3,500,020
                                                                      --------------               -------------
Non-Current Assets
     Investment in affiliate.....................................                 10                          10
     Organization cost (net of accumulated amortization
       of $197,418 for 2001 and $164,227 for 2000)...............            475,734                     508,925
     Goodwill (net of accumulated amortization of
       $269,493 for 2001 and $243,414 for 2000)..................          1,084,301                   1,110,380
     Other non-current assets....................................            376,562                     391,136
                                                                      --------------               -------------
         Total non-current assets................................          1,936,607                   2,010,451
                                                                      --------------               -------------
              TOTAL ASSETS.......................................     $   95,004,702               $  65,634,927
                                                                      ==============               =============

(Continued on next page)

See accompanying notes.




UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                         MARCH 31,                  DECEMBER 31,
                                                                           2001                         2000
                                                                       -------------               -------------
                                                                        (UNAUDITED)
Current Liabilities:
     Current portion of capital lease obligations................      $       4,796               $       7,884
     Current portion of bank borrowings..........................            320,379                   1,944,662
     Borrowed funds..............................................             12,000                   1,143,000
     Bank line of credit.........................................          1,265,000                   1,668,626
     Deposits ...................................................         64,037,571                  34,620,338
     Accounts payable and accrued expenses.......................          1,414,236                   2,508,776
     Accrued compensation and benefits...........................            429,855                     440,472
     Payable to insurance companies..............................          9,719,543                   8,016,752
     Payable to broker-dealers...................................            388,110                     172,374
     Income taxes payable, current...............................             12,935                          --
     Deferred income taxes.......................................                 --                      14,308
     Other liabilities...........................................            959,919                     827,328
                                                                       -------------               -------------
         Total current liabilities...............................         78,564,344                  51,364,520
                                                                       -------------               -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations..............                909                       1,049
     Long-term portion of borrowings.............................          1,834,688                     342,339
     Other long-term liabilities.................................            572,503                      92,553
                                                                       -------------               -------------
         Total long-term liabilities.............................          2,348,100                     435,941
                                                                       -------------               -------------
              Total liabilities..................................         80,912,444                  51,800,461
                                                                       -------------               -------------

Commitments and Contingencies....................................                 --                          --
                                                                       -------------               -------------

Stockholders' Equity
     Common stock, par value $.01 per share......................             33,300                      33,300
     Additional paid-in capital..................................         16,259,091                  16,259,091
     Retained deficit............................................         (2,425,592)                 (2,628,248)
     Accumulated other comprehensive income......................            225,459                     170,323
                                                                       -------------               -------------
              Total stockholders' equity.........................         14,092,258                  13,834,466
                                                                       -------------               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................      $  95,004,702               $  65,634,927
                                                                       =============               =============


See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     ---------------------------
                                                                                         2001           2000
                                                                                     ------------    -----------
REVENUE:
     Gross revenue (see note 12)..................................................   $  8,154,843    $ 6,743,484
                                                                                     ------------    -----------
           Total gross revenue....................................................      8,154,843      6,743,484
                                                                                     ------------    -----------

COST OF SALES:
     Cost of sales (see note 12)..................................................      2,122,120      2,115,221
                                                                                     ------------    -----------
           Total cost of sales....................................................      2,122,120      2,115,221
                                                                                     ------------    -----------
           Gross profit (see note 12).............................................      6,032,723      4,628,263
                                                                                     ------------    -----------

EXPENSES:
     Employee compensation and benefits...........................................      3,483,527      3,057,647
     Mail and courier.............................................................        117,452        154,672
     Telephone....................................................................        191,438        137,465
     Equipment rental and maintenance.............................................        157,146        129,895
     Occupancy....................................................................        309,147        236,511
     Depreciation and amortization................................................        280,325        229,440
     Professional fees............................................................        408,736        592,202
     Interest.....................................................................         75,073        127,564
     Provision for bad debt.......................................................        106,734         24,891
     Provision for loan losses....................................................         40,000         62,000
     Business development costs...................................................         10,432         14,236
     Other operating expenses (see note 14).......................................        604,575        864,719
                                                                                     ------------    -----------
           Total expenses.........................................................      5,784,585      5,631,242
                                                                                     ------------    -----------
Income (loss) from operations.....................................................        248,138     (1,002,979)
                                                                                     ------------    -----------

OTHER INCOME (LOSS)
     Unrealized gain (loss) on securities.........................................        (32,524)         4,960
     Realized gain (loss) on securities...........................................            (23)        14,838
     Loss on sale/disposal of fixed assets........................................             --           (436)
     All other....................................................................             --         32,667
                                                                                     ------------    -----------
           Total other income (loss)..............................................        (32,547)        52,029
                                                                                     ------------    -----------
Income (loss) before discontinued operations......................................        215,591       (950,950)
Loss from discontinued operations.................................................             --       (252,986)
Income taxes......................................................................         12,935         12,610
                                                                                     ------------    -----------
Net income (loss).................................................................   $    202,656    $(1,216,546)
                                                                                     ============    ===========

Per share earnings
     Basic common shares outstanding..............................................      2,880,028      2,878,462
     Net income (loss) before discontinued operations -- basic....................   $       0.07    $     (0.33)
     Net income (loss) -- basic...................................................           0.07          (0.42)
     Fully diluted common shares outstanding......................................      3,050,530      2,979,868
     Net income (loss) before discontinued operations -- fully diluted............   $       0.07    $     (0.32)
     Net income (loss) -- fully diluted...........................................           0.07          (0.41)

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      ----------------------------
                                                                                         2001             2000
                                                                                      ----------     -------------
Net income (loss).................................................................    $  202,656     $  (1,216,545)
Other comprehensive income (loss), net of tax
     Unrealized gain (loss) on securities, net of
         reclassification adjustment..............................................        55,136           (49,197)
                                                                                      ----------     -------------

Comprehensive income (loss).......................................................    $  257,792     $  (1,265,742)
                                                                                      ==========     =============

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                            ------------------------------
                                                                                2001              2000
                                                                            ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)........................................                $    202,656      $ (1,216,545)
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Income taxes payable................................                      12,936                --
        Deferred income taxes...............................                      65,729            30,406
        Provision for depreciation and amortization.........                     280,325           235,498
        Provision for loan losses...........................                      40,000            62,000
        Provision for bad debt..............................                     103,519                --
        Amortization of bond discount.......................                      (5,389)               --
        Change in market value of securities................                     102,407           (29,013)
        Comprehensive income................................                      55,136           (49,197)
        Loss on disposal of fixed assets....................                          --               436
        Loss on sale of securities..........................                      13,656             9,791
        (Increase) decrease in operating assets
           Receivables......................................                  (1,102,006)          (64,282)
           Loans made to customers, net of repayments.......                  (6,945,051)       (4,628,932)
           Prepaid and sundry assets........................                      16,033           341,983
           Other non-current assets.........................                      14,574           (90,730)
        Increase (decrease) in operating liabilities
           Deposits.........................................                  29,417,233         6,447,294
           Accounts payable and accrued expenses............                     823,986          (230,898)
           Accrued compensation and benefits................                     (10,617)            3,885
           Accrued income taxes.............................                          --           (26,902)
           Other liabilities................................                     552,539           (31,422)
                                                                            ------------      ------------
     Net cash provided by operating activities..............                  23,637,666           763,372
                                                                            ------------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment....................................                    (286,723)         (207,995)
   Due from banks...........................................                     564,647          (206,262)
   Federal funds sold/purchased.............................                  (2,448,000)        5,213,000
   Bond investments.........................................                 (19,841,822)       (6,451,286)
   Securities sold under agreement to repurchase............                  (1,131,000)          147,525
   Proceeds from sale of fixed assets.......................                          --                80
   Proceeds from sale of debt securities....................                          --           181,291
   Proceeds from sale of securities.........................                          23                --
   Investments in securities and mutual funds...............                        (804)         (101,446)
                                                                            ------------      ------------
     Net cash used in investing activities..................                 (23,143,679)       (1,425,093)
                                                                            ------------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Borrowings on bank line of credit........................                    (403,626)          122,997
   Proceeds from issuance of treasury stock.................                          --           250,517
   Repayment of borrowings..................................                    (131,934)         (330,128)
   Repayment of capital lease obligations...................                      (3,228)          (11,206)
                                                                            ------------      ------------
     Net cash provided by (used in) financing activities....                    (538,788)           32,180
                                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents........                     (44,801)         (629,541)
Cash and cash equivalents - beginning of year...............                   5,582,098         5,709,082
                                                                            ------------      ------------
Cash and cash equivalents - end of period...................                $  5,537,297      $  5,079,541
                                                                            ============      ============

See accompanying notes.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

              The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000.

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

              Financial Statement Presentation
              --------------------------------
              Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


Note 3 -      UNIFIED TRUST COMPANY, NATIONAL ASSOCIATION

              On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of March 31, 2001, Unified Trust Company, National Association had $2.1 million total capital.

Note 4 -      OPTIONS

              Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

              As of March 31, 2001, options to acquire 103,836 shares of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such date, our board had granted options to acquire 66,666 shares of our common stock outside of such plan. Such options have exercise prices as follows:

                        6,350 shares at $25.00 per share
                       19,186 shares at $27.50 per share
                          500 shares at $30.25 per share
                       76,800 shares at $40.00 per share
                        1,000 shares at $44.00 per share
                       66,666 shares at $45.00 per share

              As of March 31, 2001, 85,536 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                      Options outstanding at December 31, 2000         170,752
                      Options issued during period                          --
                      Options exercised during period                       --
                      Forfeitures at $40.00 per share                     (250)
                                                                       -------
                      Options outstanding at March 31, 2001            170,502
                                                                       =======

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


Note 5 -      BANK BORROWINGS

              Bank borrowings at March 31, 2001 consisted of the following:

              Payable in quarterly principal installments of $100,000,
              beginning July 1, 2001, with final payment due April 30, 2002, secured by assignment of receivables, interest paid monthly
              at prime bank rate                                                           $1,800,000

              Payable in monthly installments including interest at
              8.25%, final payment due March 31, 2014, collateralized
              by equipment                                                                    347,156

              Payable in monthly installments including interest at
              10.4%, final payment due April 26, 2002, collateralized
              by equipment                                                                      7,911
                                                                                           ----------

              Total                                                                         2,155,067
                                                                                           ----------

              Less current maturities                                                         320,379
                                                                                           ----------

              Long-term portion                                                            $1,834,688
                                                                                           ==========

              The $1,800,000 bank borrowing listed above represents our refinancing of existing bank indebtedness in February 2001, and was treated as a non-cash transaction. Consequently, the refinancing is not reflected in our Consolidated Statements of Cash Flow.

              The maturities of bank borrowings for each of the succeeding five years subsequent to March 31, 2001, were as follows:

                          2002                                                $         320,379
                          2003                                                        1,518,145
                          2004                                                           13,108
                          2005                                                           13,108
                          2006                                                           13,108
                          Thereafter                                                    277,219
                                                                              -----------------
                              Total                                           $       2,155,067
                                                                              =================

Note 6 -      BANK LINE OF CREDIT

              As of March 31, 2001, we had $1,265,000 outstanding under a bank line of credit. The line of credit is payable at maturity, June 30, 2001, bears interest at prime and is secured by an assignment of the receivables of one of our subsidiaries.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


Note 7 -      CAPITAL LEASE OBLIGATIONS

              We lease both computer and office equipment under capital leases. The lease obligations are payable over a 60-month period. The following is a summary of future minimum lease payments under capitalized lease obligations as of March 31, 2001:

                      YEAR ENDING MARCH 31,                                        AMOUNT
                      ---------------------                                        ------
                               2001                                               $ 5,130
                               2002                                                   724
                               2003                                                   302
                                                                                  -------
                                                                                    6,156
                               Less: amount representing interest                    (451)
                                                                                  -------
                                      Total                                       $ 5,705
                                                                                  =======

Note 8 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the three months ended March 31, 2001 and 2000 were $309,147 and $236,511, respectively.

              At March 31, 2001, we were committed to minimal rental payments under certain noncancellable operating leases. As of March 31, 2001, the minimum future rental commitments for each of the succeeding five years subsequent to March 31, 2001 were as follows:

                               2002                                             $1,021,586
                               2003                                                450,503
                               2004                                                307,366
                               2005                                                246,845
                               2006                                                199,589
                               Thereafter                                          361,488
                                                                                ----------
                                    Total                                       $2,587,377
                                                                                ==========

Note 9 -      COMMITMENTS AND CONTINGENCIES

              We are a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Note 10 -     CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
              REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At March 31, 2001, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $272,433 and 1.605 to 1, respectively.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


Note 10 -     CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
              REQUIREMENTS (continued)

              Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement for Unified Financial Securities was $0 at March 31, 2001. Balances segregated in excess of reserve requirements are not restricted

Note 11 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at March 31, 2001 and 2000. Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                           MARCH 31,
                                                   --------------------------------------------------------
                                                             2001                             2000
                                                   -------------------------       ------------------------
                                                    CARRYING         FAIR           CARRYING        FAIR
                                                     AMOUNT          VALUE           AMOUNT         VALUE
                                                   ----------      ---------       ----------    ----------
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents         $  5,537        $ 5,537         $  5,080      $  5,080
                 Investment in:
                    Debt securities                      --             --              883           883
                    Securities and mutual funds         542            542              881           881
                 Loans                               27,740         27,740            7,378         7,378
                 Receivables (trade)                 14,085         14,085            9,669         9,669
                 Prepaid and sundry                     281            281              558           558
              Financial liabilities:
                 Current liabilities                 78,239         78,239           25,914        25,914
                 Capital lease obligation             5,705          5,705               28            28
                 Long-term debt                       2,155          2,155            2,528         2,528

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

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, gross profit, total assets, and depreciation and amortization and capital expenditures were as follows as of or for the three months ended March 31, 2001 and 2000:

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


Note 12 -     DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                                                             AS OF OR FOR THE
                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                        --------------------------
                                                                                            2001          2000
                                                                                        -----------    -----------
     Revenues:
         Trust and retirement.......................................................    $ 1,104,714    $ 1,093,564
         Mutual fund administration.................................................      1,406,424      1,062,475
         Banking....................................................................        433,643        304,709
         Insurance..................................................................      3,800,543      2,542,609
         Brokerage..................................................................        726,048      1,116,126
         Investment advisory........................................................        467,934        456,418
         Corporate..................................................................        215,537        167,583
                                                                                        -----------    -----------
              Total.................................................................    $ 8,154,843    $ 6,743,484
                                                                                        ===========    ===========

     Gross profit:
         Trust and retirement.......................................................    $ 1,104,714    $ 1,015,539
         Mutual fund administration.................................................      1,153,223        856,510
         Banking....................................................................        433,643        304,709
         Insurance..................................................................      2,431,422      1,406,158
         Brokerage..................................................................        270,035        438,713
         Investment advisory........................................................        441,515        454,690
         Corporate..................................................................        198,171        151,944
                                                                                        -----------    -----------
              Total.................................................................    $ 6,032,723    $ 4,628,263
                                                                                        ===========    ===========

     Total assets:
         Trust and retirement.......................................................    $ 3,733,027    $ 3,760,968
         Mutual fund administration.................................................      1,901,868      1,812,660
         Banking....................................................................     72,979,342     23,251,473
         Insurance..................................................................     12,131,546      6,740,072
         Brokerage..................................................................      1,028,407      1,839,243
         Investment advisory........................................................      1,974,326      2,018,245
         Corporate..................................................................      1,256,186      2,717,952
                                                                                        -----------    -----------
              Total.................................................................    $95,004,702    $42,140,613
                                                                                        ===========    ===========

     Depreciation and amortization:
         Trust and retirement.......................................................    $    32,764    $    17,539
         Mutual fund administration.................................................         23,370         18,709
         Banking....................................................................         36,133         39,566
         Insurance..................................................................         56,777         29,898
         Brokerage..................................................................          8,883          8,440
         Investment advisory........................................................         34,441         34,934
         Corporate..................................................................         87,957         80,354
                                                                                        -----------    -----------
              Total.................................................................    $   280,325    $   229,440
                                                                                        ===========    ===========

     Capital expenditures:
         Trust and retirement.......................................................    $    93,929    $    56,187
         Mutual fund administration.................................................          9,971         11,160
         Banking....................................................................         10,488         19,946
         Insurance..................................................................        106,574         13,816
         Brokerage..................................................................          1,089          1,811
         Investment advisory........................................................          2,710             --
         Corporate..................................................................         61,962        105,075
                                                                                        -----------    -----------
              Total.................................................................    $   286,723    $   207,995
                                                                                        ===========    ===========

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           MARCH 31, 2001 AND 2000
                           -----------------------


Note 13 -     UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

              Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at March 31, 2001 and 2000 were the bank's total assets of $70,664,316 and $20,967,259, respectively, and total liabilities of $64,355,610 and $14,075,614, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                                         MARCH 31,
                                                                               ----------------------------
                                                                                   2001            2000
                                                                               -----------      -----------
              Due from banks                                                   $   597,992      $   521,077
              Investments in securities:
                US agency securities                                            10,115,000       11,966,442
                FHLB stock                                                         100,000              500
              Loans:
                Real estate loans                                               12,626,657        3,087,675
                Commercial loans                                                 6,360,933        2,030,029
                Installment loans                                                4,328,594          877,759
                Construction loans                                                 924,586          149,018
                Home equity loans                                                3,843,826        1,319,485
                Other loans                                                            129            7,402
                Allowance for loan losses                                          345,000           95,000
              Bank deposits:
                Demand deposits                                                  4,499,851        1,681,288
                Official checks                                                    471,336          164,528
                NOW accounts                                                       656,622          340,422
                Money market accounts                                            8,467,937        6,859,021
                Savings accounts                                                    39,679           50,730
                Time deposits                                                   45,526,507        4,286,933
                Other interest-bearing deposits                                  4,375,639          303,967
              Federal and borrowed funds                                            12,000          438,525

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

              VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial marketplace. In connection with the organization of VSX Holdings, a third party investor made a $3.0 million loan to VSX Holdings. We also have entered into a management agreement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the three months ended March 31, 2001 and 2000, we received payments totaling $386,644 and $0, respectively, from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Revenue for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 increased $1,412,000, or 20.9%, from $6,743,000 to $8,155,000. For such quarters, trust and retirement services revenue increased $11,000 and mutual fund administration services revenue increased $344,000, or 32.4%, due to an increase in the number of portfolios serviced and a growth in the amount of assets under service. As of March 31, 2001, we provided fund administrative services to 26 mutual fund families consisting of 127 portfolios and approximately $4.3 billion in mutual fund assets as compared to 26 mutual fund families consisting of 118 portfolios and approximately $4.0 billion in mutual fund assets as of March 31, 2000. Banking revenue increased $129,000, or 42.3%, for the quarter ended March 31, 2001 compared to the same quarter of 2000. Banking revenue increased primarily due to an increase in net interest income. For such quarters, we experienced a $20,362,000, or 276.0%, increase in loans, net of allowance. For the quarter ended March 31, 2001 compared to the same quarter of 2000, insurance revenue increased $1,258,000, or 49.5%, primarily due to a $3,524,000, or 35.2%, increase in total insurance premiums written. The increase in total insurance premiums written reflected a continued hardening of the insurance market whereby the overall volume of specialty lines business should increase due to additional price increases imposed by specialty insurance carriers and additional business flowing into the specialty lines from standard line carriers. Additionally, insurance revenue for the quarter ended March 1, 2001 included a $226,000 revenue sharing payment received by our insurance operation based upon lower than anticipated claims losses, compared to $6,000 received during the first quarter of 2000. For such quarters, brokerage revenue declined $390,000, or 34.9%, primarily due to a $181,000 decline in trading revenue due to the loss of two client relationships and the inclusion in 2000 revenue of $34,400 we received in connection with our recently completed private placement, without any corresponding amount in 2001. Additionally, brokerage revenue declined due to less trading activity due to overall market conditions and the termination of our Internet brokerage trading web site at the end of 2000. For such quarters, investment advisory revenue increased $12,000, or 2.5%, due to a shifting of existing investment advisory clients to bundled fee relationships, which include other wealth management services and yield higher fees. This increase in fees was partially offset by a decline in fees received based upon asset values due to the recent decline in the market value of many investment portfolios. For such quarters, corporate revenue increased $48,000, or 28.6%, due to a $135,000 payment that we received in connection with the settlement of a trademark dispute, partially offset by a $28,000 decline in interest income. Additionally, corporate revenue for the quarter ended March 31, 2000 included $46,200 of gross revenue related to discontinued operations.

       Gross profit for the quarter ended March 31, 2001 compared to the same quarter of 2000 increased $1,405,000, or 30.4%, from $4,628,000 to
$6,033,000. For such quarters, gross profit as a percentage of revenue increased to 74.0% from 68.6%. Trust and retirement services gross profit increased $89,000, or 8.8%, for the quarter ended March 31, 2001 compared to the corresponding quarter of 2000. For such quarters, mutual fund administration services gross profit increased $297,000, or 34.6%, due to the increase in the number of portfolios serviced and the amount of assets under service. Banking gross profit increased $129,000, or 42.3%, for the quarter ended March 31, 2001 compared to the first quarter of 2000 due to the increase in net interest income. For the quarter ended March 31, 2001 compared to the same quarter of 2000, insurance gross profit increased $1,025,000, or 72.9%, due to the increase in total insurance premiums written and revenue sharing payments and new adjusting contracts received. As previously discussed, we experienced increases in both our personal and commercial business lines. For such quarters, brokerage gross profit declined $169,000, or 38.5%, principally due to a $67,000 decline in trading gross profit due to the loss of two client relationships. Additionally, gross profit declined due to decreased trading activity due to overall market conditions and due to the termination of our Internet brokerage trading web site at the end of 2000. Investment advisory gross profit declined $13,000, or 2.9%, primarily due to a reclassification of certain expenses to cost of sales and increased labor expenses. For such periods, corporate gross profit increased $46,000, or 30.4%, due to the reasons discussed above.

       Total expenses for the quarter ended March 31, 2001 were $5,785,000, or 70.9% of total revenue, compared to $5,631,000, or 83.5% of total revenue, for the same quarter of 2000. Employee compensation and benefits expense increased $426,000, or 13.9%, for the quarter ended March 31, 2001 compared to the first quarter of 2000 due to: (i) new personnel hired in connection with the expansion of our mutual fund administration services operations, which accounted for $186,000 of such increase, (ii) the hiring of additional information technology services personnel, which accounted for $236,000 of such increase, and (iii) additional staffing due to increased volume of business in our banking, trust and retirement and investment advisory segments, which accounted for $445,000 of such increase. This increase was partially offset by a $291,000 reduction in compensation and benefits expense associated with discontinued operations. Mail and courier expense declined $37,000, or 24.1%, primarily due to a reduction in the number of newsletter mailings and our insurance operation switching to bulk rate mailings, offset by an increase in mail and courier expenses at our trust and retirement services operation. Telephone expense increased $54,000, or 39.3%, for the quarter ended March 31, 2001 compared to the first quarter of 2000 primarily due to the roll-out of our wide-area network in March 2000, which accounted for $35,000 of the increase. Telephone expense at our insurance operation was $15,000 higher due to increases in business volume and long distance rates. For such quarters, occupancy expense increased $73,000, or 30.7%, primarily due to additional space leased by our trust and retirement services operation, the relocation of our banking operation and office space leased for our executive offices in Lexington, Kentucky. Depreciation and amortization expense increased $51,000, or 22.2%, for the first quarter of 2001 compared to the first quarter of 2000 due to the expansion of our trust and retirement services operation into new office space as well as new equipment purchased for new personnel at our insurance and fund administration services operations. Professional fees declined $183,000, or 31.0%, due to a reduction in legal fees paid during the first quarter of 2001 compared to the first quarter of 2000 offset by a $110,000 increase in appraiser and consulting fees at our insurance operation due to its increased volume of business. Additionally, the first quarter of 2000 included a $200,000 consulting fee paid by us. For such quarters, our provision for bad debt increased $82,000, or 328.8%, due to a reserve taken in 2001 for doubtful receivables generated by our mutual fund administration operation. Other operating expenses declined $260,000, or 30.1%, due to a $387,000 benefit received by us during the quarter ended March 31, 2001 in connection with the construction and development of the VSX marketplace and its corresponding products, with no corresponding benefit included for the first quarter of 2000.

         Net income for the quarter ended March 31, 2001 was $203,000 compared with a net loss of $1,217,000 for the first quarter of 2000. Gross revenue increased in the first quarter of 2001 by $1,412,000 with a corresponding increase in gross profit of $1,405,000 compared to the first quarter of 2000. Partially offsetting improved profits were increased expenses of $153,000, resulting primarily from higher employee compensation and benefits expense of $426,000. A $387,000 benefit received in connection with the development of the VSX marketplace and a decrease in professional fees partially offset such increase. The prior year also included a $253,000 loss from discontinued operations. For the quarter ended March 31, 2001, basic and diluted earnings per share were $0.07 and $0.07, respectively, compared to a basic and diluted loss per share of $0.42 and $0.41, respectively, for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at March 31, 2001 from December 31, 2000 was $44,801. The net decrease reflected our sale of bond investments, Federal funds sold, securities sold under agreements to repurchase and an increase in loans receivable, which was offset by the increase in customer deposits and a decrease in due from banks. We received $386,644 from VSX Holdings, LLC during the three months ended March 31, 2001 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operations, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a Tier 1 capital to total assets ratio of at least 8.0%. As of March 31, 2001, Unified Banking Company had a ratio of Tier 1 capital to total assets equal to 8.9%.

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

         Unified Banking Company experienced net growth in assets of 66.8% during the three months of 2001, while deposits increased 85.5% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $14,092,258 at March 31, 2001 compared to $13,834,466 at year-end 2000. The increase in total equity was due to our income from operations for the three months ended March 31, 2001.

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

         ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN LOSSES. As a lender, Unified Banking Company is exposed to the risk that its customers may be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our consolidated operating results. Unified Banking Company's credit risk with respect to its real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of loans. Our credit risk with respect to Unified Banking Company's commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within its local market.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The business activities of our company expose us to a variety of risks. Management of these risks is necessary for the long-term profitability of our company. We manage these risks through the establishment of numerous policies, procedures and controls. The most significant risks that affect us are market risk and credit risk.

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

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of March 31, 2001:

                                                          TIME TO MATURITY OR REPRICING
                                                            0 TO 1    1 TO 2     2 TO 3     3 TO 6
(DOLLARS IN THOUSANDS)                          IMMEDIATE   MONTHS    MONTHS     MONTHS     MONTHS
                                                ---------   ------    ------     ------     ------
RATE SENSITIVE ASSETS
   Federal funds sold .......................    $10,115    $   --    $    --    $    --    $   --
                                                 -------    ------    -------    -------    ------
   Securities
     U. S. agencies .........................         --       591        580        570     1,651
     FHLB stock .............................        100        --         --         --        --
                                                 -------    ------    -------    -------    ------
       Total securities .....................        100       591        580        570     1,651
                                                 -------    ------    -------    -------    ------
   Loans
     Commercial
       Fixed ................................         --        10        209          9        28
       Variable .............................      5,477        --         --         --        --
       Secured by deposits ..................         30        --         --         --        --
                                                 -------    ------    -------    -------    ------
         Total commercial ...................      5,507        10        209          9        28
                                                 -------    ------    -------    -------    ------
     Real Estate
       Commercial ...........................         --     1,701         11         63       128
                                                 -------    ------    -------    -------    ------
       Residential
         Fixed ..............................         --        31        425        311       206
         Variable ...........................         --        --        566         --     1,330
                                                 -------    ------    -------    -------    ------
           Total residential ................         --        31        991        311     1,536
                                                 -------    ------    -------    -------    ------
              Total real estate .............         --     1,732      1,002        374     1,664
                                                 -------    ------    -------    -------    ------
     Construction
       Fixed ................................         --        --         --         --        --
       Variable .............................        791        --         --         --        --
                                                 -------    ------    -------    -------    ------
           Total construction ...............        791        --         --         --        --
                                                 -------    ------    -------    -------    ------
     Personal
       Home equity loans ....................      3,844        --         --         --        --
       Installment loans ....................         --       660         87         27       109
       Personal open end letters of credit ..      3,103        --         --         --        --
       Loans secured by deposits ............         --        --         --         --         9
                                                 -------    ------    -------    -------    ------
         Total personal .....................      6,947       660         87         27       118
                                                 -------    ------    -------    -------    ------
   Total loans ..............................     13,245     2,402      1,298        410     1,810
                                                 -------    ------    -------    -------    ------
     TOTAL RATE SENSITIVE ASSETS ............    $23,460    $2,993    $ 1,877    $   980    $3,461
                                                 =======    ======    =======    =======    ======

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ...........................    $   657    $   --    $    --    $    --    $   --
                                                 -------    ------    -------    -------    ------
     Money market accounts
       Market rate accounts .................      4,887        --         --         --        --
       Business market rate accounts ........      1,932        --         --         --        --
       Special personal MMDA ................      1,275        --         --         --        --
       Special business MMDA ................        375        --         --         --        --
                                                 -------    ------    -------    -------    ------
         Total money market accounts ........      8,469        --         --         --        --
                                                 -------    ------    -------    -------    ------
     Savings ................................         40        --         --         --        --
                                                 -------    ------    -------    -------    ------
     Time deposits
       CD's greater than 100K ...............         --       313        200        184     3,677
       CD's less than 100K ..................         --        63        148        320       649
                                                 -------    ------    -------    -------    ------
         Total time deposits ................         --       376        348        504     4,326
                                                 -------    ------    -------    -------    ------
       Individual retirement accounts .......         --        12         --         --        --
                                                 -------    ------    -------    -------    ------
         Total interest bearing deposits ....      9,166       388        348        504     4,326
                                                 -------    ------    -------    -------    ------
   Borrowed funds (repurchase agreements) ...         --        12         --         --        --
                                                 -------    ------    -------    -------    ------
     TOTAL RATE SENSITIVE LIABILITIES .......    $ 9,166    $  401    $   348    $   505    $4,326
                                                 =======    ======    =======    =======    ======




                                                         TIME TO MATURITY OR REPRICING
                                                                                      GREATER
                                                 6 TO 9   9 TO 12  12 TO 48 48 TO 54  THAN 54
(DOLLARS IN THOUSANDS)                           MONTHS   MONTHS    MONTHS   MONTHS   MONTHS   TOTALS
                                                 ------   -------  -------- --------  -------  ------
RATE SENSITIVE ASSETS
   Federal funds sold .......................    $   --   $   --   $    --   $   --   $   --   $10,115
                                                 ------   ------   -------   ------   ------   -------
   Securities
     U. S. agencies .........................     1,565    1,487    16,466    1,531    5,822    30,263
     FHLB stock .............................        --       --        --       --       --       100
                                                 ------   ------   -------   ------   ------   -------
       Total securities .....................     1,565    1,487    16,466    1,531    5,822    30,363
                                                 ------   ------   -------   ------   ------   -------
   Loans
     Commercial
       Fixed ................................        29       29       420       43       76       854
       Variable .............................        --       --        --       --       --     5,477
       Secured by deposits ..................        --       --        --       --       --        30
                                                 ------   ------   -------   ------   ------   -------
         Total commercial ...................        29       29       420       43       76     6,361
                                                 ------   ------   -------   ------   ------   -------
     Real Estate
       Commercial ...........................       514       34     2,122    1,574      741     6,888
                                                 ------   ------   -------   ------   ------   -------
       Residential
         Fixed ..............................        69       69     1,040      127    1,494     3,772
         Variable ...........................        --      393        --       --       --     2,289
                                                 ------   ------   -------   ------   ------   -------
           Total residential ................        69      462     1,040      127    1,494     6,061
                                                 ------   ------   -------   ------   ------   -------
              Total real estate .............       583      496     3,162    1,701    2,235    12,949
                                                 ------   ------   -------   ------   ------   -------
     Construction
       Fixed ................................        --       --       134       --       --       134
       Variable .............................        --       --        --       --       --       791
                                                 ------   ------   -------   ------   ------   -------
           Total construction ...............        --       --       134       --       --       925
                                                 ------   ------   -------   ------   ------   -------
     Personal
       Home equity loans ....................        --       --        --       --       --     3,844
       Installment loans ....................        43       36       317       13       --     1,291
       Personal open end letters of credit ..        --       --        --       --       --     3,103
       Loans secured by deposits ............        --       11        16       --       --        35
                                                 ------   ------   -------   ------   ------   -------
         Total personal .....................        43       46       333       13       --     8,274
                                                 ------   ------   -------   ------   ------   -------
   Total loans ..............................       655      572     4,049    1,757    2,311    28,508
                                                 ------   ------   -------   ------   ------   -------
     TOTAL RATE SENSITIVE ASSETS ............    $2,220   $2,058   $20,515   $3,288   $8,133   $68,986
                                                 ======   ======   =======   ======   ======   =======

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ...........................    $   --   $   --   $    --   $   --   $   --   $   657
                                                 ------   ------   -------   ------   ------   -------
     Money market accounts
       Market rate accounts .................        --       --        --       --       --     4,887
       Business market rate accounts ........        --       --        --       --       --     1,932
       Special personal MMDA ................        --       --        --       --       --     1,275
       Special business MMDA ................        --       --        --       --       --       375
                                                 ------   ------   -------   ------   ------   -------
         Total money market accounts ........        --       --        --       --       --     8,469
                                                 ------   ------   -------   ------   ------   -------
     Savings ................................        --       --        --       --       --        40
                                                 ------   ------   -------   ------   ------   -------
     Time deposits
       CD's greater than 100K ...............       540    3,295    14,871      100    2,028    25,209
       CD's less than 100K ..................     1,543    3,653    10,711      171    3,057    20,317
                                                 ------   ------   -------   ------   ------   -------
         Total time deposits ................     2,083    6,948    25,582      271    5,085    45,526
                                                 ------   ------   -------   ------   ------   -------
       Individual retirement accounts .......        30       65       906      338    3,023     4,375
                                                 ------   ------   -------   ------   ------   -------
         Total interest bearing deposits ....     2,113    7,013    26,488      609    8,108    59,067
                                                 ------   ------   -------   ------   ------   -------
   Borrowed funds (repurchase agreements) ...        --       --        --       --       --        12
                                                 ------   ------   -------   ------   ------   -------
     TOTAL RATE SENSITIVE LIABILITIES .......    $2,113   $7,013   $26,489   $  609   $8,108   $59,078
                                                 ======   ======   =======   ======   ======   =======

                                                          TIME TO MATURITY OR REPRICING
                                                            0 TO 1    1 TO 2      2 TO 3     3 TO 6
(DOLLARS IN THOUSANDS)                          IMMEDIATE   MONTHS    MONTHS      MONTHS     MONTHS
                                                ---------   ------    ------      ------     ------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets .............     $23,460    $ 2,993   $ 1,877    $   980    $ 3,461
   Total rate sensitive liabilities ........       9,166        401       348        505      4,326
   Gap .....................................      14,294      2,593     1,529        476       (865)
   RSA/RSL .................................        2.56x      7.47x     5.39x      1.94x      0.80x
   RSA/assets ..............................        0.33       0.04      0.03       0.01       0.05
   RSL/assets ..............................        0.13       0.01      0.00       0.01       0.06
   Gap/assets ..............................       20.24%      3.67%     2.17%      0.67%     -1.23%
   Gap/RSA .................................       60.93      86.62     81.46      48.52     -25.00

CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets .............     $23,460    $26,453   $28,330    $29,311    $32,772
   Total rate sensitive liabilities ........       9,166      9,567     9,915     10,419     14,746
   Gap .....................................      14,294     16,887    18,416     18,891     18,026
   RSA/RSL .................................        2.56x      2.77x     2.86x      2.81x      2.22x
   RSA/assets ..............................        0.33       0.37      0.40       0.42       0.46
   RSL/assets ..............................        0.13       0.14      0.14       0.15       0.21
   Gap/assets ..............................       20.24%     23.91%    26.08%     26.75%     25.53%
   Gap/RSA .................................       60.93      63.84     65.00      64.45      55.00


                                                           TIME TO MATURITY OR REPRICING
                                                                                            GREATER
                                                 6 TO 9     9 TO 12   12 TO 48   48 TO 54   THAN 54
(DOLLARS IN THOUSANDS)                           MONTHS     MONTHS     MONTHS     MONTHS    MONTHS
                                                 ------     -------   --------   --------   -------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets .............     $ 2,220   $  2,058   $20,515    $ 3,288    $ 8,133
   Total rate sensitive liabilities ........       2,113      7,013    26,489        609      8,108
   Gap .....................................         107     (4,955)   (5,974)     2,679         25
   RSA/RSL .................................        1.05x      0.29x     0.77x      5.40x      1.00x
   RSA/assets ..............................        0.03       0.03      0.29       0.05       0.12
   RSL/assets ..............................        0.03       0.10      0.38       0.01       0.11
   Gap/assets ..............................        0.15%     -7.02%    -8.46%      3.79%      0.04%
   Gap/RSA .................................        4.82    -240.71    -29.12      81.48       0.31

CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets .............     $34,992   $ 37,050   $57,565    $60,853    $68,986
   Total rate sensitive liabilities ........      16,859     23,872    50,361     50,970     59,078
   Gap .....................................      18,133     13,178     7,204      9,883      9,908
   RSA/RSL .................................        2.08x      1.55x     1.14x      1.19x      1.17x
   RSA/assets ..............................        0.50       0.52      0.82       0.86       0.98
   RSL/assets ..............................        0.24       0.34      0.71       0.72       0.84
   Gap/assets ..............................       25.68%     18.66%    10.20%     14.00%     14.03%
   Gap/RSA .................................       51.82      35.57     12.51      16.24      14.36

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

                                                                      PERCENTAGE CHANGE IN
                 BASIS POINT                    -------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   --------------------         --------------------------------
                    -400                              -26.18%                             -22.81%
                    -300                              -18.74                              -11.61
                    -200                              -12.03                               -1.14
                    -100                               -6.05                                1.37
                       0                                0.00                                0.00
                     100                                5.51                               -2.63
                     200                               11.54                               -5.47
                     300                               17.48                               -8.73
                     400                               22.76                              -10.90

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

PART II.          OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

                                 SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      UNIFIED FINANCIAL SERVICES, INC.
                      (Registrant)



Dated: May 1, 2001    By: /s/ Timothy L. Ashburn
                          ------------------------------------------------
                          Timothy L. Ashburn, Chairman and Chief Executive
                          Officer



Dated: May 1, 2001    By: /s/ Thomas G. Napurano
                          ------------------------------------------------
                          Thomas G. Napurano, Executive Vice President and Chief Financial Officer

                                EXHIBIT INDEX

Ex. No.                          Description
-------                          -----------

 11.1           Computations of Earnings per Share.