Form 10-Q
period 2001-06-30
UNIFIED FINANCIAL SERVICES INC
filed 2001-08-09
CIK 1033926

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 JUNE 30, 2001
                               -------------------------------------------------



Commission file number                         0-22629
                       ---------------------------------------------------------


                      UNIFIED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                                 35-1797759
----------------------------------    ------------------------------------------
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


                                                     Number of shares
           Title of class                    outstanding as of August 8, 2001
--------------------------------------      ------------------------------------
    Common stock, $0.01 par value                        2,880,028

                                          UNIFIED FINANCIAL SERVICES, INC.
                                                     FORM 10-Q

                                                       INDEX
                                                                                                               Page
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - June 30, 2001 (Unaudited) and
                  December 31, 2000...............................................................................1

                  Consolidated Statements of Operations (Unaudited) - Six and Three Months Ended
                  June 30, 2001 and 2000..........................................................................3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Six and Three Months
                  Ended June 30, 2001 and 2000....................................................................4

                  Consolidated Statements of Cash Flow (Unaudited) - Six Months Ended June 30, 2001 and
                  2000............................................................................................5

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

                  Cautionary Statement Regarding Forward-Looking Statements......................................13

                  General........................................................................................13

                  Comparison of Results for the Six Months Ended June 30, 2001 and 2000..........................14

                  Comparison of Results for the Three Months Ended June 30, 2001 and 2000........................16

                  Liquidity and Capital Resources................................................................18

                  Risk Factors...................................................................................19

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................23

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................................28

SIGNATURES.......................................................................................................29

EXHIBIT INDEX....................................................................................................30

PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                           ASSETS
                                           ------
                                                                JUNE 30,        DECEMBER 31,
                                                                  2001              2000
                                                              -----------       ------------
                                                              (UNAUDITED)
Current Assets
     Cash and cash equivalents ........................       $ 4,337,444       $ 5,582,098
     Due from banks ...................................           803,885         1,162,639
     Federal funds sold ...............................         1,217,000         7,667,000
     Bond investments .................................        29,024,536        10,841,435
     Investments in affiliated mutual funds ...........               104                --
     Investments in securities and non-affiliated
       mutual funds ...................................           591,344           573,272
     Loans (net of allowance for loan losses of
       $360,000 for 2001 and $305,000 for 2000) .......        33,221,368        20,834,674
     Accounts receivable (net of allowance for
       doubtful accounts of $695,817 for 2001 and
       $500,042 for 2000) .............................        14,106,384        13,086,031
     Prepaid assets and deposits ......................           290,336           297,270
     Deferred tax asset ...............................                --            80,037
                                                              -----------       -----------

         Total current assets .........................        83,592,401        60,124,456
                                                              -----------       -----------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $4,648,556 for 2001 and
       $4,250,692 for 2000) ...........................         3,551,129         3,500,020
                                                              -----------       -----------
         Total fixed assets ...........................         3,551,129         3,500,020
                                                              -----------       -----------
Non-Current Assets
     Investment in affiliates .........................             1,010                10
     Organization cost (net of accumulated amortization
       of $230,609 for 2001 and $164,227 for 2000) ....           442,543           508,925
     Goodwill (net of accumulated amortization of
       $295,573 for 2001 and  $243,414 for 2000) ......         1,058,221         1,110,380
     Other non-current assets .........................           510,131           391,136
                                                              -----------       -----------
         Total non-current assets .....................         2,011,905         2,010,451
                                                              -----------       -----------
              TOTAL ASSETS ............................       $89,155,435       $65,634,927
                                                              ===========       ===========

(Continued on next page)

See accompanying notes.





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

                                                            JUNE 30,        DECEMBER 31,
                                                              2001              2000
                                                          -----------       ------------
                                                          (UNAUDITED)
Current Liabilities:
     Current portion of capital lease obligations .       $     1,622       $     7,884
     Current portion of bank borrowings ...........         1,719,270         1,944,662
     Borrowed funds ...............................             2,000         1,143,000
     Bank line of credit ..........................         1,164,912         1,668,626
     Deposits .....................................        59,449,456        34,620,338
     Accounts payable and accrued expenses ........         1,477,235         2,508,776
     Accrued compensation and benefits ............           393,428           440,472
     Payable to insurance companies ...............         9,224,430         8,016,752
     Payable to broker-dealers ....................           249,996           172,374
     Income taxes payable, current ................            95,935                --
     Deferred income taxes ........................                --            14,308
     Other liabilities ............................         1,110,046           827,328
                                                          -----------       -----------
         Total current liabilities ................        74,888,330        51,364,520
                                                          -----------       -----------

Long-Term Liabilities
     Long-term portion of capital lease obligations               813             1,049
     Long-term portion of borrowings ..............           330,331           342,339
     Other long-term liabilities ..................           126,579            92,553
                                                          -----------       -----------
         Total long-term liabilities ..............           457,723           435,941
                                                          -----------       -----------
              Total liabilities ...................        75,346,053        51,800,461
                                                          -----------       -----------

Commitments and Contingencies .....................                --                --
                                                          -----------       -----------

Stockholders' Equity
     Common stock, par value $.01 per share .......            33,300            33,300
     Additional paid-in capital ...................        16,259,091        16,259,091
     Retained deficit .............................        (2,732,262)       (2,628,248)
     Accumulated other comprehensive income .......           249,253           170,323
                                                          -----------       -----------
              Total stockholders' equity ..........        13,809,382        13,834,466
                                                          -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........       $89,155,435       $65,634,927
                                                          ===========       ===========


See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   ------------------------------     --------------------------
                                                        2001             2000             2001           2000
                                                   ------------      ------------     -----------    -----------
REVENUE:
     Gross revenue (see note 12).................  $ 16,198,044      $ 13,868,557    $  8,043,201    $ 7,092,406
                                                   ------------      ------------    ------------    -----------
           Total gross revenue...................    16,198,044        13,868,557       8,043,201      7,092,406
                                                   ------------      ------------    ------------    -----------

COST OF SALES:
     Cost of sales (see note 12).................     4,193,054         4,104,785       2,070,934      1,989,564
                                                   ------------      ------------    ------------    -----------
           Total cost of sales...................     4,193,054         4,104,785       2,070,934      1,989,564
                                                   ------------      ------------    ------------    -----------
           Gross profit (see note 12)............    12,004,990         9,763,772       5,972,267      5,102,842
                                                   ------------      ------------    ------------    -----------

EXPENSES:
     Employee compensation and benefits..........     7,539,712         5,919,254       4,056,185      2,861,607
     Mail and courier............................       243,607           291,794         126,155        137,122
     Telephone...................................       346,372           292,354         154,934        154,889
     Equipment rental and maintenance............       340,951           282,014         183,805        152,119
     Occupancy...................................       620,720           462,003         311,573        225,492
     Depreciation and amortization...............       572,891           471,093         292,566        241,653
     Professional fees...........................       669,270           800,342         260,534        208,140
     Interest....................................       152,144           230,382          77,071        102,818
     Provision for bad debt......................       224,539           381,899         117,805        357,008
     Provision for loan losses...................        55,000           127,000          15,000         65,000
     Business development costs..................        50,669            28,132          40,237         13,896
     Other operating expenses (see note 14)......     1,275,808         1,399,317         671,233        534,598
                                                   ------------      ------------    ------------    -----------
           Total expenses........................    12,091,683        10,685,584       6,307,098      5,054,342
                                                   ------------      ------------    ------------    -----------
Income (loss) from operations....................       (86,693)         (921,812)       (334,831)        48,500
                                                   ------------      ------------    ------------    -----------

OTHER INCOME (LOSS)
     Unrealized gain (loss) on securities........         2,184           (10,231)         34,708        (15,191)
     Realized gain (loss) on securities..........       (10,470)           10,491         (10,447)        (4,347)
     Gain on sale/disposal of fixed assets.......        15,965             2,316          15,965          2,752
                                                   ------------      ------------    ------------    -----------
           Total other income (loss).............         7,679             2,576          40,226        (16,786)
                                                   ------------      ------------    ------------    -----------
Income (loss) before discontinued operations.....       (79,014)         (924,388)       (294,605)        31,714
Loss from discontinued operations................            --          (415,821)             --       (162,835)
Income taxes.....................................       (25,000)          (24,525)        (12,065)       (11,915)
                                                   ------------      ------------    ------------    -----------
Net loss.........................................  $   (104,014)     $ (1,364,734)   $   (306,670)   $  (143,036)
                                                   ============      ============    ============    ===========

Per share earnings
     Basic common shares outstanding.............     2,880,028         2,879,712       2,880,028      2,879,712
     Net income (loss) before
         discontinued operations - basic.........  $      (0.04)     $      (0.32)   $      (0.11)   $      0.01
     Net loss - basic............................         (0.04)            (0.47)          (0.11)         (0.05)
     Fully diluted common shares outstanding.....     3,042,864         3,049,559       3,042,864      3,049,559
     Net income (loss) before
         discontinued operations - fully diluted.  $      (0.03)     $      (0.30)   $      (0.10)   $      0.01
     Net loss - fully diluted....................         (0.03)            (0.45)          (0.10)         (0.05)

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                         SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                  ------------------------------      ---------------------------
                                                      2001              2000              2001            2000
                                                  ------------       -----------      -----------    ------------
Net loss........................................  $  (104,014)     $  (1,364,734)    $  (306,670)      $  (143,036)
Other comprehensive income, net of tax
     Unrealized gain on securities, net of
         reclassification adjustment............       78,929             31,625          23,793            80,822
                                                  -----------      -------------     -----------       -----------

Comprehensive loss..............................  $   (25,085)     $  (1,333,109)    $  (282,877)      $   (62,214)
                                                  ===========      =============     ===========       ===========

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                   --------------------------------
                                                                       2001                2000
                                                                   ------------        ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss ................................................       $   (104,014)       $ (1,364,734)
   Adjustments to reconcile net income to cash
     provided by operating activities:
        Income taxes payable ...............................             95,935            (121,555)
        Deferred income taxes ..............................             65,729             (57,521)
        Provision for depreciation and amortization ........            572,891             482,716
        Provision for loan losses ..........................             55,000             127,000
        Provision for bad debt .............................            224,539             410,324
        Write-off of bad debt ..............................            (28,764)                 --
        Amortization of bond discount ......................            (11,910)                 --
        Change in market value of securities ...............            117,404             (10,231)
        Comprehensive income ...............................             78,930                  --
        Loss on disposal of fixed assets ...................             15,965              99,100
        Loss on sale of securities .........................             10,470               9,791
        (Increase) decrease in operating assets
           Receivables .....................................         (1,216,128)           (914,400)
           Loans made to customers, net of repayments ......        (12,441,694)         (9,969,056)
           Prepaid and sundry assets .......................              6,934              39,563
           Other non-current assets ........................           (118,995)            120,987
        Increase (decrease) in operating liabilities
           Deposits ........................................         24,829,118          13,819,614
           Accounts payable and accrued expenses ...........            253,759              18,889
           Accrued compensation and benefits ...............            (47,044)           (117,289)
           Other liabilities ...............................            316,745             425,719
                                                                   ------------        ------------
     Net cash provided by operating activities .............         12,674,870           2,998,917
                                                                   ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment ...................................           (521,424)           (411,483)
   Due from banks ..........................................            358,754            (296,199)
   Federal funds sold/purchased ............................          6,450,000           2,947,000
   Bond investments ........................................        (18,290,780)          5,515,156
   Borrowed funds sold under agreement to repurchase .......         (1,141,000)                 --
   Proceeds from sale of fixed assets ......................                 --                  80
   Proceeds from sale of debt securities ...................             65,862             181,066
   Investment in affiliated mutual funds ...................               (100)           (112,137)
   Investment in affiliate .................................             (1,000)                (10)
   Investments in securities and non-affiliated mutual funds            (92,224)        (11,665,093)
                                                                   ------------        ------------
     Net cash used in investing activities .................        (13,171,912)         (3,841,620)
                                                                   ------------        ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock ..................                 --               6,400
   Proceeds from issuance of treasury stock ................                 --             362,099
   Proceeds from borrowings ................................                 --             239,525
   Proceeds from bank line of credit .......................            905,000             322,970
   Repayment of borrowings .................................         (1,646,113)           (485,314)
   Repayment of capital lease obligations ..................             (6,499)            (23,863)
                                                                   ------------        ------------
     Net cash provided by (used in) financing activities ...           (747,612)            421,817
                                                                   ------------        ------------

Net decrease in cash and cash equivalents ..................         (1,244,654)           (420,866)
Cash and cash equivalents - beginning of year ..............          5,582,098           5,709,082
                                                                   ------------        ------------
Cash and cash equivalents - end of period ..................       $  4,337,444        $  5,288,216
                                                                   ============        ============

See accompanying notes.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------

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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month and three-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------

Note 3 -      UNIFIED TRUST COMPANY, NATIONAL ASSOCIATION

              On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." On April 30, 2001, all of the outstanding capital stock of Health Financial, Inc., a subsidiary of our company, was contributed to Unified Trust Company. Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of June 30, 2001, Unified Trust Company, National Association reported, on a consolidated basis, approximately $2.7 million of total capital.


Note 4 -      OPTIONS

              Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

              As of June 30, 2001, options to acquire 102,836 shares of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such date, our board had granted options to acquire 60,000 shares of our common stock outside of such plan. Such options have exercise prices as follows:

                        6,350 shares at $25.00 per share
                       19,186 shares at $27.50 per share
                          500 shares at $30.25 per share
                       75,800 shares at $40.00 per share
                        1,000 shares at $44.00 per share
                       60,000 shares at $50.00 per share

              As of June 30, 2001, 84,536 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                      Options outstanding at December 31, 2000                            170,752
                      Options issued during period                                             --
                      Options exercised during period                                          --
                      Option to acquire 66,666 shares at $45.00
                         per share converted into option to acquire
                         60,000 shares at $50.00 per share                                 (6,666)
                      Forfeitures at $40.00 per share                                      (1,250)
                                                                                         --------
                      Options outstanding at June 30, 2001                                162,836
                                                                                         ========

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------

Note 5 -      BANK BORROWINGS

              Bank borrowings at June 30, 2001 consisted of the following:

              Payable in quarterly principal installments of $100,000,
              beginning July 1, 2001, with final payment due April 30, 2002, secured by assignment of receivables,
              interest paid monthly at prime bank rate                                     $1,700,000

              Payable in monthly installments including interest at
              8.25%, final payment due March 31, 2014, collateralized
              by equipment                                                                    343,439

              Payable in monthly installments including interest at
              10.4%, final payment due April 26, 2002, collateralized
              by equipment                                                                      6,162
                                                                                           ----------

              Total                                                                         2,049,601
                                                                                           ----------

              Less current maturities                                                       1,719,270
                                                                                           ----------

              Long-term portion                                                            $  330,331
                                                                                           ==========

              The $1,700,000 bank borrowing listed above represents our refinancing of existing bank indebtedness in February 2001, and was treated as a non-cash transaction. Consequently, the refinancing is not reflected in our Consolidated Statements of Cash Flow.

              The maturities of bank borrowings for each of the succeeding five years subsequent to June 30, 2001, were as follows:

                          2002                                   $1,722,455
                          2003                                       17,669
                          2004                                       19,162
                          2005                                       20,781
                          2006                                       22,536
                          Thereafter                                246,998
                                                                 ----------
                              Total                              $2,049,601
                                                                 ==========

Note 6 -      BANK LINE OF CREDIT

              Bank line of credit at June 30, 2001 consisted of the following:

                                                                 MAXIMUM LINE       LINE OF CREDIT AT
                                                                   OF CREDIT          JUNE 30, 2001
                                                                 ------------       -----------------
              Secured by assignment of receivables,
                 bears interest at prime                         $  2,000,000         $   1,120,000
              Secured by other collateralized assets                   50,000                44,912
                                                                 ------------         -------------

                                    Total                        $  2,050,000         $   1,164,912
                                                                 ============         =============

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------

Note 7 -      CAPITAL LEASE OBLIGATIONS

              We lease both computer and office equipment under two capital leases. The first lease is due to be paid off during July 2001 and the second lease has a remaining term of approximately 24 months. The following is a summary of future minimum lease payments under capitalized lease obligations as of June 30, 2001:

                       YEAR ENDING JUNE 30,                                       AMOUNT
                       --------------------                                       ------
                               2002                                               $ 1,805
                               2003                                                   864
                                                                                  -------
                                                                                    2,669
                               Less:  amount representing interest                   (234)
                                                                                  -------
                                      Total                                       $ 2,435
                                                                                  =======

Note 8 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the six months ended June 30, 2001 and 2000 were $620,720 and $462,003, respectively.

              At June 30, 2001, we were committed to minimal rental payments under certain noncancellable operating leases. As of June 30, 2001, the minimum future rental commitments for each of the succeeding five years subsequent to June 30, 2001 were as follows:

                               2002                                             $1,223,923
                               2003                                                556,806
                               2004                                                482,855
                               2005                                                430,043
                               2006                                                418,721
                               Thereafter                                        1,171,433
                                                                                ----------
                                    Total                                       $4,283,781
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

Note 10 -     CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
              REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At June 30, 2001, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $151,983 and 1.76 to 1, respectively.

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------

Note 10 -     CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
              REQUIREMENTS (continued)

              Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement for Unified Financial Securities was $0 at June 30, 2001. Balances segregated in excess of reserve requirements are not restricted.

Note 11 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at June 30, 2001 and 2000. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                            JUNE 30,
                                                   -------------------------------------------------------
                                                              2001                            2000
                                                   -------------------------       -----------------------
                                                    CARRYING         FAIR           CARRYING        FAIR
                                                     AMOUNT          VALUE           AMOUNT         VALUE
                                                     ------          -----           ------         -----
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents         $  4,337        $ 4,337         $  5,288      $  5,288
                 Due from banks                         804            804              611           611
                 Federal funds sold                   1,217          1,217            1,975         1,975
                 Bond investments                    29,025         29,025               --            --
                 Securities and mutual funds            591            591           12,506        12,506
                 Loans                               33,221         33,221           12,653        12,653
                 Receivables (trade)                 14,106         14,106           10,109        10,109
                 Prepaid and sundry                     290            290              860           860
              Financial liabilities:
                 Current liabilities                 73,167         73,167           33,732        33,732
                 Capital lease obligation                 2              2               15            15
                 Long-term debt                       2,049          2,049            2,373         2,373

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

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the six or three months ended June 30, 2001 and 2000:

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------



Note 12 -    DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                               AS OF OR FOR THE                   FOR THE
                                                               SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------    --------------------------
                                                             2001           2000            2001          2000
                                                          -----------    -----------    -----------    -----------
     Revenue:
         Trust and retirement..........................   $ 2,403,771    $ 2,213,911    $ 1,299,058    $ 1,120,347
         Mutual fund administration....................     2,667,299      2,161,353      1,260,875      1,098,878
         Banking.......................................       921,645        699,379        488,002        394,670
         Insurance.....................................     7,417,373      5,667,788      3,616,829      3,092,513
         Brokerage.....................................     1,448,162      1,913,626        722,114        797,500
         Investment advisory...........................     1,006,091        950,654        538,158        494,236
         Corporate.....................................       333,703        261,846        118,165         94,262
                                                          -----------    -----------    -----------    -----------
              Total....................................   $16,198,044    $13,868,557    $ 8,043,201    $ 7,092,406
                                                          ===========    ===========    ===========    ===========

     Gross profit:
         Trust and retirement..........................   $ 2,402,721    $ 2,068,343    $ 1,298,008    $ 1,052,805
         Mutual fund administration....................     2,189,890      1,748,642      1,036,667        892,132
         Banking.......................................       921,645        699,379        488,002        394,670
         Insurance.....................................     4,713,748      3,242,645      2,282,326      1,803,820
         Brokerage.....................................       559,780        816,073        289,745        377,360
         Investment advisory...........................       915,559        928,257        474,044        473,566
         Corporate.....................................       301,647        260,433        103,475        108,489
                                                          -----------    -----------    -----------    -----------
              Total....................................   $12,004,990    $ 9,763,772    $ 5,972,267    $ 5,102,842
                                                          ===========    ===========    ===========    ===========

     Total assets:
         Trust and retirement..........................   $ 3,315,092    $ 3,956,408
         Mutual fund administration....................     1,960,115      2,049,077
         Banking.......................................    68,429,844     30,501,032
         Insurance.....................................    11,147,150      7,589,525
         Brokerage.....................................       642,818      1,615,309
         Investment advisory...........................     1,651,364      1,947,723
         Corporate.....................................     2,009,052      2,089,673
                                                          -----------    -----------
              Total....................................   $89,155,435    $49,748,747
                                                          ===========    ===========

     Depreciation and amortization:
         Trust and retirement..........................   $    66,831    $    37,452
         Mutual fund administration....................        49,007         38,405
         Banking.......................................        75,020         83,458
         Insurance.....................................       112,373         66,694
         Brokerage.....................................        15,381         17,059
         Investment advisory...........................        68,036         69,749
         Corporate.....................................       186,243        158,276
                                                          -----------    -----------
              Total....................................   $   572,891    $   471,093
                                                          ===========    ===========

     Capital expenditures:
         Trust and retirement..........................   $   131,329    $    79,637
         Mutual fund administration....................        14,562         22,132
         Banking.......................................        51,481         99,938
         Insurance.....................................       191,395         62,135
         Brokerage.....................................         8,216          3,165
         Investment advisory...........................         2,710             --
         Corporate.....................................       121,731        144,476
                                                          -----------    -----------
              Total....................................   $   521,424    $   411,483
                                                          ===========    ===========

                      UNIFIED FINANCIAL SERVICES, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           JUNE 30, 2001 AND 2000
                           ----------------------

Note 13 -     UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

              Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at June 30, 2001 and 2000 were the bank's total assets of $65,896,893 and $28,061,299, respectively, and total liabilities of $59,781,675 and $21,368,430, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                                         JUNE 30,
                                                                               ----------------------------
                                                                                  2001             2000
                                                                               -----------      -----------
              Due from banks                                                   $   803,885      $   611,014
              Investments in securities:
                US agency securities                                            29,024,536       11,552,054
                FHLB stock                                                         189,600          100,000
              Loans:
                Real estate loans                                               20,410,356        8,256,693
                Commercial loans                                                 8,019,113        2,841,773
                Installment loans                                                5,184,654        1,760,660
                Other loans                                                         62,742            3,807
                Allowance for loan losses                                          360,000          160,000
              Bank deposits:
                Demand deposits                                                  6,557,078        2,239,355
                Official checks                                                    141,183          103,192
                NOW accounts                                                     1,005,774          340,643
                Money market accounts                                            7,930,178       11,819,920
                Savings accounts                                                    43,838           57,143
                Time deposits                                                   39,056,370        6,152,620
                Other interest-bearing deposits                                  4,715,035          438,594
              Federal and borrowed funds                                             2,000          239,525

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

              VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial marketplace. In connection with the organization of VSX Holdings, a third party investor made a $3.0 million loan to VSX Holdings. We also have entered into a management agreement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the six months ended June 30, 2001 and 2000 and the three months ended June 30, 2001 and 2000, we received payments totaling $819,977 and $640,000, respectively, and $433,333 and $640,000, respectively from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the six- and three-month periods ended June 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, insurance or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. Although we believe our loan loss reserve is adequate, it may prove inadequate if one or more large borrowers, or numerous smaller borrowers, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our six business lines, our mission with respect to market leading positions of our trust and retirement services and mutual fund administration services business lines, our ability to generate supplemental revenue for our other business lines, our ability to provide superior returns to our stockholders and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenue for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 increased $2,329,000, or 16.8%, from $13,869,000 to $16,198,000. For such periods, trust and retirement services revenue increased $190,000, or 8.6%, due to an increase in trustee fees earned. Mutual fund administration services revenue increased $506,000, or 23.4%, due to an increase in assets under service. As of June 30, 2001, we provided fund administrative services to 26 mutual fund families consisting of 118 portfolios and approximately $4.2 billion in mutual fund assets as compared to 27 mutual fund families consisting of 126 portfolios and approximately $3.8 billion in mutual fund assets as of June 30, 2000. During the six months ended June 30, 2001, our mutual fund administration services operation added several new clients; however, as a result of the recent decline in the financial markets, several clients discontinued operations, one client moved its operations in-house and others closed a total of 12 unprofitable portfolios. Banking revenue increased $222,000, or 31.8%, for the six months ended June 30, 2001 compared to the same period of 2000, primarily due to a $178,000 increase in net interest income as a result of a $20,614,000, or 162.3%, increase in loans outstanding. Also contributing to the increase in banking revenue was a $37,000 gain recorded in connection with the sale of mortgage loans into the secondary market. For the six months ended June 30, 2001 compared to the same period of 2000, insurance revenue increased $1,750,000, or 30.9%, primarily due to a $5,493,000, or 25.7%, increase in total insurance premiums written. The increase in total insurance premiums written reflected a continued hardening of the insurance market whereby the overall volume of specialty lines business has increased due to price increases imposed by specialty insurance carriers and additional business flowing into the specialty lines from standard line carriers. Additionally, insurance revenue for the six months ended June 30, 2001 included a $235,000 revenue sharing payment received by our insurance operation based upon lower than anticipated claims losses, compared to $37,000 received during the first half of 2000. For such periods, brokerage revenue declined $465,000, or 24.3%, primarily due to a $400,000 decline in trading revenue due to the loss of two introducing broker relationships and a decline in business from the remaining introducing firms. Additionally, brokerage revenue declined due to the termination of our Internet brokerage trading web site at the end of 2000. Management believes that the decline in brokerage revenues from our introducing firms was attributable to the overall decline in the financial markets, which resulted in fewer customer trades. Trading volume for such periods declined approximately 34.5%. Brokerage revenue for the six months ended June 30, 2000 also included $20,500 that we received in connection with our recently completed private placement, without any corresponding amount in 2001. For such periods, investment advisory revenue increased $55,000, or 5.8%, due to several new client relationships and a shifting of existing investment advisory clients to bundled fee relationships, which include other wealth management services and typically yield higher fees. This increase in fees was partially offset by a decline in fees received based upon asset values due to the recent decline in the market value of many investment portfolios. Assets under management at our investment advisory operation declined by $69,890,000, or 15.6%, from June 30, 2000 to June 30, 2001. For such periods, corporate revenue increased $72,000, or 27.4%, primarily due to a $135,000 payment that we received in connection with the settlement of a trademark dispute, partially offset by a $58,000 decline in interest income received on the proceeds of our recently completed private placement. Additionally, corporate revenue for the six months ended June 30, 2000 included $46,000 of gross revenue related to discontinued operations, without any corresponding amount for 2001.

         Gross profit for the six months ended June 30, 2001 compared to the same period of 2000 increased $2,241,000, or 23.0%, from $9,764,000 to
$12,005,000. For such periods, gross profit as a percentage of revenue increased to 74.1% from 70.4%. Trust and retirement services gross profit increased $334,000, or 16.2%, for the six months ended June 30, 2001 compared to the corresponding period of 2000 due to an increase in trustee fees earned. For such periods, mutual fund administration services gross profit increased $441,000, or 25.2%, primarily due to the increase in the amount of assets under service. However, as discussed above, the closing of several funds offset some of the gain. Banking gross profit increased $222,000, or 31.8%, for the six months ended June 30, 2001 compared to the first half of 2000. For the six months ended June 30, 2001 compared to the same period of 2000, insurance gross profit increased $1,471,000, or 45.4%, due to the increase in total insurance premiums written and our receipt of revenue sharing payments based upon claims experience. For the six months ended June 30, 2001, we experienced increases in both our personal and commercial business lines. For such periods, brokerage gross profit declined $256,000, or 31.4%, principally due to a $214,000 decline in trading gross profit due to the loss of two introducing broker client relationships. Additionally, gross profit declined due to decreased trading activity due to overall market conditions and due to the termination of our Internet brokerage trading web site at the end of 2000. Investment advisory gross profit declined $13,000, or 1.4%, primarily due to a reclassification of certain expenses to cost of sales and increased labor expenses. For such periods, corporate gross profit increased $41,000, or 15.8%, due to the reasons previously discussed.

         Total expenses for the six months ended June 30, 2001 were $12,092,000, or 74.7% of total revenue, compared to $10,686,000, or 77.0% of total revenues, for the first half of 2000. Employee compensation and benefits expense increased $1,620,000, or 27.4%, for the six months ended June 30, 2001 compared to the first half of 2000 due to: (i) new personnel hired in connection with the expansion of and merit increases for existing personnel at our mutual fund administration services and trust and retirement services operations, which accounted for $433,000 and $435,000, respectively, of such increase; (ii) additional staffing due to increased volume of business in and merit increases for existing personnel at our banking, insurance and investment advisory operations, which accounted for $115,000, $466,000 and $149,000, respectively, of such increase; and (iii) the hiring of additional information technology services personnel, which accounted for $373,000 of such increase. Partially, offsetting these increases was a $115,000 decline in employee compensation and benefit expense at our brokerage operation. Telephone expense increased $54,000, or 18.5%, for the six months ended June 30, 2001 compared to the first half of 2000 primarily due to the roll-out of our wide-area network in March 2000, which accounted for $25,000 of the increase. Additionally, for such periods, telephone expense at our trust operation increased $24,000. Equipment rental and maintenance expense increased by $59,000, or 20.9%, due to expenses associated with furnishing new office space and an increase in personnel. For such periods, occupancy expense increased $159,000, or 34.4%, primarily due to additional space leased by our trust and retirement services operation, office space leased for our executive offices in Lexington, Kentucky and the relocation of our mutual fund administration offices in Texas. Depreciation and amortization expense increased $102,000, or 21.6%, for the first half of 2001 compared to the first half of 2000 due to the expansion of our trust and retirement services operation into new office space as well as equipment purchased for new personnel at our insurance and mutual fund administration services operations. For such periods, professional fees declined $131,000, or 16.4%, due to a $311,000 decline in legal fees partially offset by a $211,000 increase in outside adjuster and appraiser fees at our insurance operations and a $113,000 and $77,000 system consulting fee paid by our insurance and trust and retirement services operations, respectively, during the first six months of 2001. Additionally, during the six months ended June 30, 2000, we recorded a $165,000 consulting fee without any comparable expense in 2001. For such periods, our provision for bad debt declined $157,000, or 40.3%, due to a larger reserve taken in 2000 for doubtful receivables generated by our mutual fund administration services operation. Our provision for loan losses declined by $72,000 for the six months ended June 30, 2001 compared to the corresponding period of 2000 due to management's estimation of the quality of our bank's loan portfolio. For such periods, interest expense declined by $78,000, or 34.0%, due to our reduction of certain indebtedness.

         We recorded a net loss of $104,000 for the six months ended June 30, 2001 compared to a net loss of $1,365,000 for the first half of 2000. For such periods, gross revenue increased by $2,329,000 with a corresponding increase in gross profit of $2,241,000. Partially offsetting improved profits were increased expenses of $1,406,000, resulting primarily from higher employee compensation and benefits expense of $1,620,000. A $131,000 decline in professional fees partially offset such increase. The first six months of 2000 also included a $416,000 loss from discontinued operations. Net loss for the first six months of 2001 was a basic and fully diluted loss per share of $0.04 and $0.03, respectively. This compares to a basic and fully diluted loss per share of $0.47 and $0.45, respectively, for the six months ended June 30, 2000.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

         Revenue for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 increased $951,000, or 13.4%, from $7,092,000 to
$8,043,000. For such periods, trust and retirement services revenue increased $179,000, or 16.0%, primarily due to an increase in trustee fees earned. Mutual fund administration services revenue increased $162,000, or 14.7%, due primarily to an increase in assets under service, partially offset by the closing or relocation of several funds. As discussed above, as of June 30, 2001, we provided mutual fund administrative services to 26 mutual fund families consisting of 118 portfolios and approximately $4.2 billion in mutual fund assets as compared to 27 mutual fund families consisting of 126 portfolios and approximately $3.8 billion in mutual fund assets as of June 30, 2000. Banking revenue increased $93,000, or 23.6%, for the quarter ended June 30, 2001 compared to the corresponding quarter of 2000, primarily due to a $72,000 increase in net interest income as a result of increased loan volume. Also contributing to the increase in banking revenues was a $23,000 gain realized on the sale of mortgage loans into the secondary market. For the quarter ended June 30, 2001 compared to the same quarter of 2000, insurance revenue increased $524,000, or 17.0%, primarily due to a $1,969,000, or 17.4%, increase in total insurance premiums written. For such quarters, brokerage revenue declined $75,000, or 9.5%, primarily due to a decline in the number of trades processed. The second quarter of 2000 also included $21,000 in private placement commissions received by us in connection with our recently completed private placement, without any corresponding commissions in 2001. For the second quarter of 2001 compared to the same quarter of 2000, investment advisory revenue increased $44,000, or 8.9%, due to several new client relationships and a shifting of existing investment advisory clients to bundled fee relationships, which include other wealth management services and typically yield higher fees. This increase in fees was partially offset by a decline in fees received based upon asset values due to the recent decline in the market value of many investment portfolios. For such quarters, corporate revenue increased $24,000, or 25.4%.

         Gross profit for the quarter ended June 30, 2001 compared to the corresponding quarter of 2000 increased $869,000, or 17.0%, from $5,103,000 to $5,972,000. For such quarters, gross profit as a percentage of revenue increased to 74.3% from 71.9%. Trust and retirement services gross profit increased $245,000, or 23.3%, for the quarter ended June 30, 2001 compared to the corresponding quarter of 2000 due to an increase in trustee fees earned. For such quarters, mutual fund administration services gross profit increased $145,000, or 16.2%, primarily due to the increase in assets under service. Banking gross profit increased $93,000, or 23.6%, for the quarter ended June 30, 2001 compared to the second quarter of 2000 as a result of a 162.3% in outstanding loans. For the quarter ended June 30, 2001 compared to the same quarter of 2000, insurance gross profit increased $479,000, or 26.5%, due to the increase in total insurance premiums written and revenue sharing payments. We experienced increases in both our personal and commercial business lines. For such quarters, brokerage gross profit declined $88,000, or 23.2%, primarily due to overall market conditions which resulted in less trading volume and due to the absence of private placement commissions in 2001. Investment advisory gross profit and corporate gross profit were relatively flat between the quarter ended June 30, 2001 and the second quarter of 2000.

         Total expenses for the quarter ended June 30, 2001 were $6,307,000, compared to $5,054,000 for the quarter ended June 30, 2000. Employee compensation and benefits expense increased $1,195,000, or 41.7%, for the quarter ended June 30, 2001 compared to the same quarter of 2000 due to: (i) new personnel hired in connection with the expansion of and merit increases for existing personnel at our mutual fund administration services and trust and retirement services operations, which accounted for $209,000 and $400,000, respectively, of such increase; (ii) additional staffing due to increased volume of business in and merit increases for existing personnel at our banking, insurance and investment advisory operations, which accounted for $250,000, $357,000 and $100,000, respectively, of such increase; and (iii) the hiring of additional information technology services personnel, which accounted for $137,000 of such increase. Such increases were partially offset by a $67,000 decrease in compensation and benefit expense at our brokerage operation. Equipment rental and maintenance expense increased by $31,700, or 20.8%, due to expenses associated with furnishing new office space and an increase in personnel. For such quarters, occupancy expense increased $86,000, or 38.2%, primarily due to additional space leased by our trust and retirement services and insurance operations, the relocation of our banking operation and office space leased for our executive offices in Lexington, Kentucky. Depreciation and amortization expense increased $51,000, or 21.1%, for the second quarter of 2001 compared to the second quarter of 2000 due to the expansion of our trust and retirement services operation into new office space as well as equipment purchased for new personnel at our insurance and mutual fund administration services operations. For such quarters, professional fees increased by $52,000, or 25.2%, primarily due to a $155,000 increase in appraiser and consulting fees at our insurance operation due to its increased volume of business, partially offset by a $145,000 reduction in legal fees paid during the second quarter of 2001 compared to the second quarter of 2000. For the quarter ended June 30, 2001 compared to the second quarter of 2000, interest expense declined by $26,000 due to the pay off a loan in February 2001, and our provision for bad debt declined by $239,000, or 67.0%, due to a reduction in the amount of reserve taken in 2001 for doubtful receivables generated by our mutual fund administration operation. For such quarters, other operating expense increased by $137,000, primarily due to a decrease in the amount of expense reimbursement we received from VSX Holdings for management and consulting services during the second quarter of 2001 compared to the second quarter 2000, which declined from $640,000 to $433,000.

         Other income increased by $57,000 for the second quarter of 2001 compared to the second quarter of 2000, primarily due to $35,000 of unrealized gains on investments, compared to unrealized losses of $15,000 in the second quarter of 2000. Net loss for the quarter ended June 30, 2001 was $307,000 compared with a net loss of $143,000 for the same quarter of 2000. Gross revenue increased in the second quarter of 2001 by $951,000 with a corresponding increase in gross profit of $869,000 compared to the second quarter of 2000. Offsetting improved profits were increased expenses of $1,253,000, resulting primarily from higher employee compensation and benefits expense of $1,195,000. The second quarter of 2000 also included a $163,000 loss from discontinued operations, without any corresponding amount in 2001. Net loss for the second quarter six months of 2001 was a basic and fully diluted loss per share of $0.11 and $0.10, respectively. This compares to a basic and fully diluted loss per share of $0.05 for the quarter ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank to finance capital equipment. The net decrease in cash and cash equivalents at June 30, 2001 from December 31, 2000 was $1,245,000. The net decrease reflected a repayment of borrowings, an increase in receivables and an increase in loans receivable. We received $820,000 from VSX Holdings, LLC during the six months ended June 30, 2001 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operations, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a Tier 1 capital to total assets ratio of at least 8.0%. As of June 30, 2001, Unified Banking Company had a ratio of Tier 1 capital to total assets equal to 8.9%.

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

         Unified Banking Company experienced net growth in assets of 55.4% during the six months of 2001, while deposits increased 37.1% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $13,809,000 at June 30, 2001 compared to $13,834,000 at year-end 2000. The decrease in total stockholders' equity was due to our loss from operations for the six months ended June 30, 2001, partially offset by $79,000 in unrealized gains on securities.

         The growth of Unified Banking Company will have an effect on our working capital. It currently is anticipated that as Unified Banking Company grows, our working capital ratio will become more in line with ratios traditionally associated with bank holding companies.

         We believe that anticipated revenue from operations should be adequate for the working capital requirements of our existing core businesses over the next twelve months. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time.

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

         RISKS ASSOCIATED WITH RAPID GROWTH. We have experienced rapid growth in net revenue and expansion of our operations and anticipate that further significant expansion will be required to address potential growth in our customer base and market opportunities. Such growth has placed, and, if sustained, will continue to place, strain on our management, information systems, operation and resources. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, customer support, administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth also will require us to hire more personnel, and expand management information systems. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to support satisfactorily our clients and operations. There can be no assurance that we will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

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

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of June 30, 2001:

                                                            TIME TO MATURITY OR REPRICING
                                                                   0 TO 1        1 TO 2        2 TO 3
(DOLLARS IN THOUSANDS)                             IMMEDIATE       MONTHS        MONTHS        MONTHS
                                                   ---------       ------        ------        ------
RATE SENSITIVE ASSETS
   Federal funds sold ......................        $ 1,217        $   --        $   --        $   --
                                                    -------        ------        ------        ------
   Securities
     U. S. agencies ........................             --           579           568         8,388
     FHLB stock ............................            190            --            --            --
                                                    -------        ------        ------        ------
       Total securities ....................            190           579           568         8,388
                                                    -------        ------        ------        ------
   Loans
     Commercial
       Fixed ...............................             --            10            10            10
       Variable ............................          7,080            --            --            --
       Secured by deposits .................             30            --            --            --
                                                    -------        ------        ------        ------
         Total commercial ..................          7,110            10            10            10
                                                    -------        ------        ------        ------
     Real Estate
       Commercial ..........................             --            67         1,123            13
                                                    -------        ------        ------        ------
       Residential
         Fixed .............................             --           324            33            32
         Variable ..........................          2,002            --            --            --
                                                    -------        ------        ------        ------
           Total residential ...............          2,002           324            33            32
                                                    -------        ------        ------        ------
              Total real estate ............          2,002           391         1,156            45
                                                    -------        ------        ------        ------
     Construction
       Fixed ...............................             --            --            --            --
       Variable ............................          1,086            --            --            --
                                                    -------        ------        ------        ------
           Total construction ..............          1,086            --            --            --
                                                    -------        ------        ------        ------
     Personal
       Home equity loans ...................          5,360            --            --            --
       Installment loans ...................             --           296            20            11
       Personal open end letters of credit .          3,853            --            --            --
       Loans secured by deposits ...........             --            --            --             9
                                                    -------        ------        ------        ------
         Total personal ....................          9,213           296            20            20
                                                    -------        ------        ------        ------
   Total loans .............................         19,411           697         1,186            75
                                                    -------        ------        ------        ------
     TOTAL RATE SENSITIVE ASSETS ...........        $20,818        $1,275        $1,753        $8,463
                                                    =======        ======        ======        ======
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ..........................        $ 1,016        $   --        $   --        $   --
                                                    -------        ------        ------        ------
     Money market accounts
       Market rate accounts ................          4,127            --            --            --
       Business market rate accounts .......          2,461            --            --            --
       Special personal MMDA ...............            925            --            --            --
       Special business MMDA ...............            418            --            --            --
                                                    -------        ------        ------        ------
         Total money market accounts .......          7,931            --            --            --
                                                    -------        ------        ------        ------
     Savings ...............................             44            --            --            --
                                                    -------        ------        ------        ------
     Time deposits
       CD's > 100K .........................             --           100           369         5,000
       CD's < 100K .........................             --           293           150           178
                                                    -------        ------        ------        ------
         Total time deposits ...............             --           393           519         5,178
                                                    -------        ------        ------        ------
       Individual retirement accounts ......             --            --            --            --
                                                    -------        ------        ------        ------
         Total interest bearing deposits ...          8,991           393           519         5,178
                                                    -------        ------        ------        ------
   Borrowed funds (repurchase agreements) ..             --             2            --            --
                                                    -------        ------        ------        ------
     TOTAL RATE SENSITIVE LIABILITIES ......        $ 8,991        $  395        $  519        $5,178
                                                    =======        ======        ======        ======

                                                               TIME TO MATURITY OR REPRICING
                                                    3 TO 6        6 TO 9        9 TO 12       12 TO 48
(DOLLARS IN THOUSANDS)                              MONTHS        MONTHS        MONTHS         MONTHS
                                                    ------        ------        -------       --------
RATE SENSITIVE ASSETS
   Federal funds sold ......................        $   --        $   --        $   --        $    --
                                                    ------        ------        ------        -------
   Securities
     U. S. agencies ........................         1,450         1,369         1,289         10,770
     FHLB stock ............................            --            --            --             --
                                                    ------        ------        ------        -------
       Total securities ....................         1,450         1,369         1,289         10,770
                                                    ------        ------        ------        -------
   Loans
     Commercial
       Fixed ...............................            30            30           230            412
       Variable ............................            --            --            --             --
       Secured by deposits .................            --            --            --             --
                                                    ------        ------        ------        -------
         Total commercial ..................            30            30           230            412
                                                    ------        ------        ------        -------
     Real Estate
       Commercial ..........................           339            42         1,429          2,690
                                                    ------        ------        ------        -------
       Residential
         Fixed .............................            95            93            90          1,328
         Variable ..........................            --            --            --             --
                                                    ------        ------        ------        -------
           Total residential ...............            95            93            90          1,328
                                                    ------        ------        ------        -------
              Total real estate ............           434           135         1,519          4,018
                                                    ------        ------        ------        -------
     Construction
       Fixed ...............................            --            --           238             --
       Variable ............................            --            --            --             --
                                                    ------        ------        ------        -------
           Total construction ..............            --            --           238             --
                                                    ------        ------        ------        -------
     Personal
       Home equity loans ...................            --            --            --             --
       Installment loans ...................            73            72           324            489
       Personal open end letters of credit .            --            --            --             --
       Loans secured by deposits ...........            --            11            --             16
                                                    ------        ------        ------        -------
         Total personal ....................            73            83           324            505
                                                    ------        ------        ------        -------
   Total loans .............................           537           248         2,311          4,935
                                                    ------        ------        ------        -------
     TOTAL RATE SENSITIVE ASSETS ...........        $1,987        $1,616        $3,599        $15,706
                                                    ======        ======        ======        =======
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ..........................        $   --        $   --        $   --        $    --
                                                    ------        ------        ------        -------
     Money market accounts
       Market rate accounts ................            --            --            --             --
       Business market rate accounts .......            --            --            --             --
       Special personal MMDA ...............            --            --            --             --
       Special business MMDA ...............            --            --            --             --
                                                    ------        ------        ------        -------
         Total money market accounts .......            --            --            --             --
                                                    ------        ------        ------        -------
     Savings ...............................            --            --            --             --
                                                    ------        ------        ------        -------
     Time deposits
       CD's > 100K .........................           670         3,328           808          4,780
       CD's < 100K .........................         2,092         3,718         1,063         11,087
                                                    ------        ------        ------        -------
         Total time deposits ...............         2,762         7,046         1,871         15,867
                                                    ------        ------        ------        -------
       Individual retirement accounts ......            30            66           123          1,099
                                                    ------        ------        ------        -------
         Total interest bearing deposits ...         2,792         7,112         1,994         16,966
                                                    ------        ------        ------        -------
   Borrowed funds (repurchase agreements) ..            --            --            --             --
                                                    ------        ------        ------        -------
     TOTAL RATE SENSITIVE LIABILITIES ......        $2,792        $7,112        $1,994        $16,966
                                                    ======        ======        ======        =======



                                                       TIME TO MATURITY OR REPRICING
                                                   48 TO 54        > 54
(DOLLARS IN THOUSANDS)                              MONTHS        MONTHS        TOTALS
                                                   --------       ------        ------
RATE SENSITIVE ASSETS
   Federal funds sold ......................        $   --        $   --        $ 1,217
                                                    ------        ------        -------
   Securities
     U. S. agencies ........................         1,164         3,069         28,646
     FHLB stock ............................            --            --            190
                                                    ------        ------        -------
       Total securities ....................         1,164         3,069         28,836
                                                    ------        ------        -------
   Loans
     Commercial
       Fixed ...............................           145            33            909
       Variable ............................            --            --          7,080
       Secured by deposits .................            --            --             30
                                                    ------        ------        -------
         Total commercial ..................           145            33          8,019
                                                    ------        ------        -------
     Real Estate
       Commercial ..........................         1,100         1,415          8,217
                                                    ------        ------        -------
       Residential
         Fixed .............................           657           878          3,530
         Variable ..........................            --            --          2,002
                                                    ------        ------        -------
           Total residential ...............           657           878          5,532
                                                    ------        ------        -------
              Total real estate ............         1,757         2,293         13,749
                                                    ------        ------        -------
     Construction
       Fixed ...............................            --            --            238
       Variable ............................            --            --          1,086
                                                    ------        ------        -------
           Total construction ..............            --            --          1,324
                                                    ------        ------        -------
     Personal
       Home equity loans ...................            --            --          5,360
       Installment loans ...................             9             3          1,297
       Personal open end letters of credit .            --            --          3,853
       Loans secured by deposits ...........            --            --             35
                                                    ------        ------        -------
         Total personal ....................             9             3         10,545
                                                    ------        ------        -------
   Total loans .............................         1,911         2,329         33,637
                                                    ------        ------        -------
     TOTAL RATE SENSITIVE ASSETS ...........        $3,074        $5,397        $63,689
                                                    ======        ======        =======
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts ..........................        $   --        $   --        $ 1,016
                                                    ------        ------        -------
     Money market accounts
       Market rate accounts ................            --            --          4,127
       Business market rate accounts .......            --            --          2,461
       Special personal MMDA ...............            --            --            925
       Special business MMDA ...............            --            --            418
                                                    ------        ------        -------
         Total money market accounts .......            --            --          7,931
                                                    ------        ------        -------
     Savings ...............................            --            --             44
                                                    ------        ------        -------
     Time deposits
       CD's > 100K .........................           646         1,500         17,202
       CD's < 100K .........................           900         2,373         21,855
                                                    ------        ------        -------
         Total time deposits ...............         1,546         3,873         39,057
                                                    ------        ------        -------
       Individual retirement accounts ......           575         2,822          4,715
                                                    ------        ------        -------
         Total interest bearing deposits ...         2,121         6,695         52,763
                                                    ------        ------        -------
   Borrowed funds (repurchase agreements) ..            --            --              2
                                                    ------        ------        -------
     TOTAL RATE SENSITIVE LIABILITIES ......        $2,121        $6,695        $52,764
                                                    ======        ======        =======






                                                                    TIME TO MATURITY OR REPRICING
                                                                        0 TO 1             1 TO 2             2 TO 3
(DOLLARS IN THOUSANDS)                              IMMEDIATE           MONTHS             MONTHS             MONTHS
                                                    ---------           ------             ------             ------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........           $20,818            $ 1,275            $ 1,753            $ 8,463
   Total rate sensitive liabilities ......             8,991                395                519              5,178
   Gap ...................................            11,827                880              1,234              3,285
   RSA/RSL ...............................              2.32x              3.22x              3.38x              1.63x
   RSA/assets ............................              0.32               0.02               0.03               0.13
   RSL/assets ............................              0.14               0.01               0.01               0.08
   Gap/assets ............................             17.95%              1.33%              1.87%              4.98%
   Gap/RSA ...............................             56.81              68.99              70.42              38.81



CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........           $20,818            $22,093            $23,846            $32,309
   Total rate sensitive liabilities ......             8,991              9,386              9,905             15,083
   Gap ...................................            11,827             12,707             13,941             17,226
   RSA/RSL ...............................              2.32x              2.35x              2.41x              2.14x
   RSA/assets ............................              0.32               0.34               0.36               0.49
   RSL/assets ............................              0.14               0.14               0.15               0.23
   Gap/assets ............................             17.95%             19.28%             21.15%             26.14%
   Gap/RSA ...............................             56.81              57.51              58.46              53.32


                                                                      TIME TO MATURITY OR REPRICING
                                                     3 TO 6              6 TO 9            9 TO 12            12 TO 48
(DOLLARS IN THOUSANDS)                               MONTHS              MONTHS             MONTHS             MONTHS
                                                     ------              ------            -------            --------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........           $ 1,987            $ 1,616            $ 3,599            $15,706
   Total rate sensitive liabilities ......             2,792              7,112              1,994             16,966
   Gap ...................................              (805)            (5,496)             1,605             (1,261)
   RSA/RSL ...............................              0.71x              0.23x              1.80x              0.93x
   RSA/assets ............................              0.03               0.02               0.05               0.24
   RSL/assets ............................              0.04               0.11               0.03               0.26
   Gap/assets ............................             -1.22%             -8.34%              2.44%             -1.91%
   Gap/RSA ...............................            -40.53            -340.06              44.59              -8.03



CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........           $34,296            $35,912            $39,512            $55,218
   Total rate sensitive liabilities ......            17,875             24,988             26,982             43,948
   Gap ...................................            16,421             10,925             12,530             11,269
   RSA/RSL ...............................              1.92x              1.44x              1.46x              1.26x
   RSA/assets ............................              0.52               0.54               0.60               0.84
   RSL/assets ............................              0.27               0.38               0.41               0.67
   Gap/assets ............................             24.92%             16.58%             19.01%             17.10%
   Gap/RSA ...............................             47.88              30.42              31.71              20.41



                                                   TIME TO MATURITY OR REPRICING
                                                     48 TO 54            > 54
(DOLLARS IN THOUSANDS)                                MONTHS            MONTHS
                                                     --------           ------
INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........           $ 3,074            $ 5,397
   Total rate sensitive liabilities ......             2,121              6,695
   Gap ...................................               953             (1,297)
   RSA/RSL ...............................              1.45x              0.81x
   RSA/assets ............................              0.05               0.08
   RSL/assets ............................              0.03               0.10
   Gap/assets ............................              1.45%             -1.97%
   Gap/RSA ...............................             31.01             -24.04



CUMULATIVE GAP REPORT SUMMARY INFORMATION
   Total rate sensitive assets ...........           $58,292            $63,689
   Total rate sensitive liabilities ......            46,069             52,764
   Gap ...................................            12,223             10,925
   RSA/RSL ...............................              1.27x              1.21x
   RSA/assets ............................              0.88               0.97
   RSL/assets ............................              0.70               0.80
   Gap/assets ............................             18.55%             16.58%
   Gap/RSA ...............................             20.97              17.15

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

         The following table shows, as of June 30, 2001, the "rate shock" results of a simulation model that attempts to measure the effect of rising and falling interest rates over a two-year horizon in a rapidly changing rate environment.

                                                                   PERCENTAGE CHANGE IN
                 BASIS POINT                     ------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                    -------------------         --------------------------------
                    -400                              -16.02%                                -50.88%
                    -300                              -11.79                                 -31.00
                    -200                               -7.64                                 -13.40
                    -100                               -3.79                                  -3.66
                       0                                0.00                                   0.00
                     100                                3.01                                   1.29
                     200                                6.60                                   2.14
                     300                               10.12                                   2.13
                     400                               13.32                                   2.62

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

PART II.          OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

                                 SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIFIED FINANCIAL SERVICES, INC.
                                (Registrant)



Dated:  August 8, 2001           By: /s/ Timothy L. Ashburn
                                    --------------------------------------------
                                    Timothy L. Ashburn, Chairman and Chief
                                    Executive Officer



Dated:  August 8, 2001           By: /s/ Thomas G. Napurano
                                    --------------------------------------------
                                    Thomas G. Napurano, Executive Vice President
                                    and Chief Financial Officer

                                EXHIBIT INDEX

  Ex. No.                      Description
  -------                      -----------

   11.1           Computations of Earnings per Share.