Form 10-Q
period 2001-09-30
UNIFIED FINANCIAL SERVICES INC
filed 2001-11-14
CIK 1033926


                                                 UNITED STATES
                                       SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549

                                                    FORM 10-Q


                            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   SEPTEMBER 30, 2001
                               ------------------------------------------------------------------------------------



Commission file number                                              0-22629
                       --------------------------------------------------------------------------------------------


                                          UNIFIED FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------------------------------------------
                              (Exact name of registrant as specified in its charter)

                       DELAWARE                                                    35-1797759
----------------------------------------------------------    -----------------------------------------------------
             (State or other jurisdiction                             (I.R.S. Employer Identification No.)
                  of incorporation or
                     organization)

                                               2424 HARRODSBURG ROAD
                                              LEXINGTON, KENTUCKY 40503
-------------------------------------------------------------------------------------------------------------------
                                     (Address of principal executive offices)
                                   (Zip Code)

                                                   (859) 296-2016
-------------------------------------------------------------------------------------------------------------------
                               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


                                                                                  Number of shares
               Title of class                                            outstanding as of November 1, 2001
--------------------------------------------                         -------------------------------------------
     Common stock, $0.01 par value                                                    2,877,634






                                      UNIFIED FINANCIAL SERVICES, INC.
                                                  FORM 10-Q

                                                     INDEX
                                                                                                               Page
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - September 30, 2001 (Unaudited) and
                  December 31, 2000...............................................................................1

                  Consolidated Statements of Operations (Unaudited) - Nine and Three Months Ended
                  September 30, 2001 and 2000.....................................................................3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Nine and Three Months
                  Ended September 30, 2001 and 2000...............................................................4

                  Consolidated Statements of Cash Flow (Unaudited) - Nine Months Ended September 30,
                  2001 and 2000...................................................................................5

                  Notes to Consolidated Financial Statements......................................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................................14

                  Cautionary Statement Regarding Forward-Looking Statements......................................14

                  General........................................................................................14

                  Comparison of Results for the Nine Months Ended September 30, 2001 and 2000....................15

                  Comparison of Results for the Three Months Ended September 30, 2001 and 2000...................17

                  Liquidity and Capital Resources................................................................18

                  Risk Factors...................................................................................19

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................24

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................................29

SIGNATURES.......................................................................................................30

EXHIBIT INDEX....................................................................................................31





PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                     ------

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                            2001                        2000
                                                                       ---------------             --------------
                                                                         (UNAUDITED)
Current Assets
     Cash and cash equivalents...................................     $    4,336,483               $   5,582,098
     Due from banks..............................................          1,383,343                   1,162,639
     Federal funds sold..........................................                 --                   7,667,000
     Bond investments............................................         20,975,732                  10,841,435
     Investments in securities and non-affiliated
       mutual funds..............................................            548,719                     573,272
     Loans (net of allowance for loan losses of
       $395,000 for 2001 and $305,000 for 2000)..................         37,927,059                  20,834,674
     Accounts receivable (net of allowance for
       doubtful accounts of $141,142 for 2001 and
       $500,042 for 2000)........................................         11,583,460                  13,086,031
     Prepaid assets and deposits.................................            383,029                     297,270
     Deferred tax asset..........................................            114,600                      80,037
                                                                      --------------               -------------

         Total current assets....................................         77,252,425                  60,124,456
                                                                      --------------               -------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $4,645,498 for 2001 and
       $4,250,692 for 2000)......................................          3,201,067                   3,500,020
                                                                      --------------               -------------
         Total fixed assets......................................          3,201,067                   3,500,020
                                                                      --------------               -------------
Non-Current Assets
     Investment in affiliates....................................              1,010                          10
     Organization cost (net of accumulated amortization
       of $263,800 for 2001 and $164,227 for 2000)...............            409,352                     508,925
     Goodwill (net of accumulated amortization of
       $321,653 for 2001 and  $243,414 for 2000).................          1,032,141                   1,110,380
     Other non-current assets....................................             98,951                     391,136
                                                                      --------------               -------------
         Total non-current assets................................          1,541,454                   2,010,451
                                                                      --------------               -------------
              TOTAL ASSETS.......................................     $   81,994,946               $  65,634,927
                                                                      ==============               =============

(Continued on next page)

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                        SEPTEMBER 30,               DECEMBER 31,
                                                                            2001                        2000
                                                                        -------------             ----------------
                                                                         (UNAUDITED)
Current Liabilities:
     Current portion of capital lease obligations................      $         571               $       7,884
     Current portion of bank borrowings..........................          1,604,693                   1,944,662
     Federal funds...............................................          1,536,000                          --
     Borrowed funds..............................................                 --                   1,143,000
     Bank line of credit.........................................          1,044,912                   1,668,626
     Deposits ...................................................         53,731,675                  34,620,338
     Accounts payable and accrued expenses.......................          1,485,999                   2,508,776
     Accrued compensation and benefits...........................            438,803                     440,472
     Payable to insurance companies..............................          7,345,924                   8,016,752
     Payable to broker-dealers...................................             83,216                     172,374
     Income taxes payable........................................                 --                      14,308
     Other liabilities...........................................            855,773                     827,328
                                                                       -------------               -------------
         Total current liabilities...............................         68,127,566                  51,364,520
                                                                       -------------               -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations..............                612                       1,049
     Long-term portion of borrowings.............................                 --                     342,339
     Other long-term liabilities.................................            154,079                      92,553
                                                                       -------------               -------------
         Total long-term liabilities.............................            154,691                     435,941
                                                                       -------------               -------------
              Total liabilities..................................         68,282,257                  51,800,461
                                                                       -------------               -------------

Commitments and Contingencies....................................                 --                          --
                                                                       -------------               -------------

Stockholders' Equity
     Common stock, par value $.01 per share......................             33,300                      33,300
     Additional paid-in capital..................................         16,259,091                  16,259,091
     Retained deficit............................................         (3,019,064)                 (2,628,248)
     Accumulated other comprehensive income......................            439,362                     170,323
                                                                       -------------               -------------
              Total stockholders' equity.........................         13,712,689                  13,834,466
                                                                       -------------               -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................      $  81,994,946               $  65,634,927
                                                                       =============               =============


See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ------------------------------     --------------------------
                                                        2001             2000             2001           2000
                                                   ------------      ------------     -----------    -----------
REVENUE:
     Gross revenue (see note 12).................  $ 23,668,591      $ 21,202,528    $  7,470,570    $ 7,333,971
                                                   ------------      ------------    ------------    -----------
           Total gross revenue...................    23,668,591        21,202,528       7,470,570      7,333,971
                                                   ------------      ------------    ------------    -----------

COST OF SALES:
     Cost of sales (see note 12).................     5,964,612         6,223,606       1,551,219      2,267,558
                                                   ------------      ------------    ------------    -----------
           Total cost of sales...................     5,964,612         6,223,606       1,551,219      2,267,558
                                                   ------------      ------------    ------------    -----------
           Gross profit (see note 12)............    17,703,979        14,978,922       5,919,351      5,066,413
                                                   ------------      ------------    ------------    -----------

EXPENSES:
     Employee compensation and benefits..........    11,333,197         9,453,970       3,793,485      3,534,716
     Mail and courier............................       345,027           329,071         101,420         65,998
     Telephone...................................       525,129           453,944         178,757        161,590
     Equipment rental and maintenance............       544,798           494,217         203,847        212,203
     Occupancy...................................       938,013           693,505         317,503        231,502
     Depreciation and amortization...............       837,351           730,178         264,460        259,085
     Professional fees...........................       936,395         1,191,472         271,834        260,227
     Interest....................................       189,603           360,504          37,459        130,122
     Provision for bad debt......................       261,943           569,346          37,404        187,447
     Provision for loan losses...................        90,000           197,000          35,000         70,000
     Business development costs..................        53,637            51,827           2,968         23,695
     Other operating expenses (see note 14)......     1,983,635         1,347,252         940,952        (98,619)
                                                   ------------      ------------    ------------    -----------
           Total expenses........................    18,038,728        15,872,286       6,185,089      5,037,966
                                                   ------------      ------------    ------------    -----------
Income (loss) from operations....................      (334,749)         (893,364)       (265,738)        28,447
                                                   ------------      ------------    ------------    -----------

OTHER INCOME (LOSS)
     Unrealized gain (loss) on securities........       (41,382)            6,479         (43,566)        (3,752)
     Realized gain (loss) on securities..........       (10,469)           (1,145)              1          9,346
     Gain (loss) on sale/disposal of fixed assets        61,868           (11,924)         45,903         (9,608)
                                                   ------------        -----------     ----------     -----------

           Total other income (loss).............        10,017            (6,590)          2,338         (4,014)
                                                   ------------      ------------    ------------    -----------
Income (loss) before discontinued operations.....      (324,732)         (899,954)       (263,400)        24,433
Loss from discontinued operations................       (41,084)         (439,602)        (23,402)       (23,781)
Income taxes.....................................       (25,000)          (25,000)             --           (475)
                                                   ------------      ------------    ------------    -----------
Net income (loss)................................  $   (390,816)     $ (1,364,556)   $   (286,802)   $       177
                                                   ============      ============    ============    ===========

Per share earnings
     Basic common shares outstanding.............     2,880,028         2,880,028       2,880,028      2,880,028
     Net income (loss) before
         discontinued operations-basic...........  $      (0.11)     $     (0.31)    $      (0.09)   $      0.01
     Net loss-basic..............................         (0.14)           (0.47)           (0.10)            --

     Fully diluted common shares outstanding.....     2,905,564         3,050,825       2,905,564      3,050,825
     Net income (loss) before
         discontinued operations-fully diluted...  $      (0.11)     $     (0.29)    $      (0.09)   $      0.01
     Net loss-fully diluted......................         (0.13)           (0.45)           (0.10)            --

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                         NINE MONTHS ENDED                THREE MONTHS ENDED
                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                  ------------------------------      ---------------------------
                                                      2001              2000              2001            2000
                                                  ------------       -----------      -----------    ------------

Net income (loss)...............................  $  (390,816)     $  (1,364,556)    $  (286,802)      $       177
Other comprehensive income, net of tax
     Unrealized gain on securities, net of
         reclassification adjustment............      269,038             51,008         190,109            19,383
                                                  -----------      -------------     -----------       -----------

Comprehensive income (loss).....................  $  (121,778)     $  (1,313,548)    $   (96,693)      $    19,560
                                                  ===========      =============     ===========       ===========

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                                2001              2000
                                                                                ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss.................................................                 $  (390,816)     $ (1,364,556)
   Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
        Income taxes payable................................                          --          (133,401)
        Deferred income taxes...............................                     (48,871)         (132,986)
        Provision for depreciation and amortization.........                     836,937           742,353
        Provision for loan losses...........................                      90,000           197,000
        Provision for bad debt..............................                     261,943           569,346
        Recovery of bad debt................................                      18,980           (22,666)
        Amortization of bond discount.......................                     (18,502)               --
        Loss on disposal of discontinued operations.........                          --           100,513
        Change in market value of securities................                     449,014            (6,166)
        Comprehensive income................................                     269,039            51,008
        Gain on disposal of fixed assets....................                     (61,868)               --
        Loss on sale of securities..........................                      10,469            21,026
        (Increase) decrease in operating assets
           Receivables......................................                   1,221,647        (2,038,444)
           Loans made to customers, net of repayments.......                 (17,182,385)      (15,487,322)
           Prepaid and sundry assets........................                     (85,759)           82,413
           Other non-current assets.........................                     292,185           278,937
        Increase (decrease) in operating liabilities
           Deposits.........................................                  19,111,337        15,744,418
           Accounts payable and accrued expenses............                  (1,782,763)          416,748
           Accrued compensation and benefits................                      (1,669)          (15,285)
           Other liabilities................................                      89,968           320,338
                                                                             -----------      ------------
     Net cash provided by (used in) operating activities....                   3,078,886          (676,726)
                                                                             -----------      ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment....................................                    (598,302)         (689,993)
   Due from banks...........................................                    (220,704)         (933,448)
   Bond investments.........................................                 (10,523,427)       (5,572,939)
   Federal funds sold/purchased.............................                   9,203,000         6,399,000
   Securities sold/purchased under agreement to repurchase..                  (1,143,000)          900,525
   Proceeds from sale of fixed assets.......................                     300,000             2,968
   Proceeds from sale of securities.........................                      65,964           580,875
   Proceeds from sale of debt securities....................                          --           181,066
   Investment in affiliated mutual funds....................                        (100)          (36,753)
   Investment in affiliate..................................                      (1,000)              (10)
   Investments in securities and non-affiliated mutual funds                     (93,161)         (367,998)
                                                                             -----------      ------------
     Net cash provided by (used in) investing activities....                  (3,010,730)          463,293
                                                                             -----------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock...................                          --             3,540
   Proceeds from issuance of treasury stock.................                          --           437,158
   Proceeds from borrowings.................................                          --          (588,552)
   Proceeds from bank line of credit........................                   1,125,000           760,000
   Repayment of borrowings..................................                  (2,431,021)         (526,929)
   Repayment of capital lease obligations...................                      (7,750)          (26,928)
   Purchase of treasury shares..............................                          --           (54,551)
                                                                             -----------      ------------
     Net cash provided by (used in) financing activities....                  (1,313,771)            3,738
                                                                             -----------      ------------

Net decrease in cash and cash equivalents...................                  (1,245,615)         (209,695)
Cash and cash equivalents - beginning of year...............                   5,582,098         5,714,345
                                                                             -----------      ------------
Cash and cash equivalents - end of period...................                 $ 4,336,483      $  5,504,650
                                                                             ===========      ============

See accompanying notes.


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
              Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 3 -      UNIFIED TRUST COMPANY, NATIONAL ASSOCIATION

              On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." On April 30, 2001, all of the outstanding capital stock of Health Financial, Inc., a subsidiary of our company, was contributed to Unified Trust Company. Unified Trust
              Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of September 30, 2001, Unified Trust Company, National
              Association reported, on a consolidated basis, approximately $2.6 million of total capital.


Note 4 -      OPTIONS

              Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock options;
              (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

              As of September 30, 2001, options to acquire 102,836 shares of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such date, our board had granted options to acquire 60,000 shares of our common stock outside of such plan.
              Such options have exercise prices as follows:

                        6,350 shares at $25.00 per share
                       19,186 shares at $27.50 per share
                          500 shares at $30.25 per share
                       75,800 shares at $40.00 per share
                        1,000 shares at $44.00 per share
                       60,000 shares at $50.00 per share

              As of September 30, 2001, 84,536 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                      Options outstanding at December 31, 2000                            170,752
                      Options issued during period                                             --
                      Options exercised during period                                          --
                      Option to acquire 66,666 shares at $45.00
                         per share converted into option to acquire
                         60,000 shares at $50.00 per share                                 (6,666)
                      Forfeitures at $40.00 per share                                      (1,250)
                                                                                         --------
                      Options outstanding at September 30, 2001                           162,836
                                                                                         ========

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 5 -      BANK BORROWINGS

              Bank borrowings at September 30, 2001 consisted of the following:

              Payable in quarterly principal installments of $100,000,                     $1,599,700
              beginning July 1, 2001, with final payment due
              December 31, 2001, secured by assignment of receivables,
              interest paid monthly at prime bank rate

              Payable in monthly installments including interest at
              10.4%, final payment due April 26, 2002, collateralized
              by equipment                                                                      4,993
                                                                                       --------------

              Total due within twelve months                                               $1,604,693
                                                                                           ==========

              The $1,599,700 bank borrowing listed above represents our refinancing of existing bank indebtedness in February 2001, and was treated as a non-cash transaction. Consequently, the refinancing is not reflected in our Consolidated Statements of Cash Flow.

Note 6 -      BANK LINE OF CREDIT

              Bank line of credit at September 30, 2001 consisted of the following:

                                                                    MAXIMUM LINE      LINE OF CREDIT AT
                                                                      OF CREDIT       SEPTEMBER 30, 2001
                                                                      ---------       ------------------
              Secured by assignment of receivables,
                 bears interest at prime                             $ 2,000,000        $ 1,000,000
              Secured by other collateralized assets                      50,000             44,912
                                                                     -----------        -----------
                     Total                                           $ 2,050,000        $ 1,044,912
                                                                     ===========        ===========


Note 7 -      CAPITAL LEASE OBLIGATIONS

              We lease both computer and office equipment under a capital lease.
              The lease has a remaining term of approximately 20 months. The following is a summary of future minimum lease payments under capitalized lease obligations as of September 30, 2001:

                    YEAR ENDING SEPTEMBER 30,                                      AMOUNT
                    -------------------------                                      ------

                               2002                                               $   724
                               2003                                                   602
                                                                                  -------
                                                                                    1,326
                               Less:  amount representing interest                    143
                                                                                  -------
                                      Total                                       $ 1,183
                                                                                  =======



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 8 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the nine months ended September 30, 2001 and 2000 were $938,013 and $693,505, respectively.

              At September 30, 2001, we were committed to minimal rental payments under certain noncancellable operating leases. As of September 30, 2001, the minimum future rental commitments for each of the succeeding five years subsequent to September 30, 2001 were as follows:

                               2002                                           $ 992,528
                               2003                                             594,126
                               2004                                             473,679
                               2005                                             432,528
                               2006                                             425,325
                               Thereafter                                     1,065,101
                                                                             ----------
                                    Total                                    $3,983,287
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

Note 10 -     CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of
              (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1.
              At September 30, 2001, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $178,642 and
              1.767 to 1, respectively.

              Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement for Unified Financial Securities was $0 at September 30, 2001. Balances segregated in excess of reserve requirements are not restricted.


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 11 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at September 30, 2001 and 2000. Financial Accounting Standards Board Statement No. 107,
              "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                          SEPTEMBER 30,
                                                    -----------------------------------------------------
                                                              2001                            2000
                                                    ----------------------          ---------------------
                                                    CARRYING         FAIR           CARRYING        FAIR
                                                     AMOUNT          VALUE           AMOUNT         VALUE
                                                     ------          -----           ------         -----
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents         $  4,336.5      $ 4,336.5       $  5,504.7    $  5,504.7
                 Due from banks                       1,383.3        1,383.3          1,248.3       1,248.3
                 Bond investments                    20,975.7       20,975.7         11,088.1      11,088.1
                 Securities and mutual funds            548.7          548.7            564.3         564.3
                 Loans, net of allowance             37,927.1       37,927.1         18,101.2      18,101.2
                 Receivables (trade),
                  net of allowance                   11,583.5       11,583.5         11,096.6      11,096.6
                 Prepaid and sundry                     383.0          383.0            817.5         817.5
              Financial liabilities:
                 Current liabilities                 66,522.3       66,522.3         37,921.9      37,921.9
                 Capital lease obligation                 1.2            1.2             12.0          12.0
                 Term debt                            1,604.7        1,604.7          2,331.1       2,331.1

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

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the nine or three months ended September 30, 2001 and 2000:

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 12 -     DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                               AS OF OR FOR THE                   FOR THE
                                                               NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                          --------------------------    --------------------------
                                                             2001           2000            2001          2000
                                                          -----------    -----------    -----------    -----------


     Revenue:
         Trust and retirement..........................   $ 3,696,935    $ 3,256,722    $ 1,293,164    $ 1,042,811
         Mutual fund administration....................     3,986,020      3,418,777      1,318,721      1,257,424
         Banking.......................................     1,509,233      1,150,267        587,588        450,888
         Insurance.....................................    10,399,528      9,151,678      2,982,178      3,483,890
         Brokerage.....................................     2,160,645      2,450,042        712,483        536,416
         Investment advisory...........................     1,492,695      1,453,708        486,604        503,054
         Corporate.....................................       423,535        321,334         89,832         59,488
                                                          -----------    -----------    -----------    -----------
              Total....................................   $23,668,591    $21,202,528    $ 7,470,570    $ 7,333,971
                                                          ===========    ===========    ===========    ===========

     Gross profit:
         Trust and retirement..........................   $ 3,132,380    $ 3,038,091    $   949,997    $   824,180
         Mutual fund administration....................     3,311,489      2,701,239      1,121,599        952,597
         Banking.......................................     1,509,233      1,150,167        587,588        450,788
         Insurance.....................................     7,155,833      5,514,420      2,442,108      2,140,872
         Brokerage.....................................       855,861      1,018,332        296,081        202,259
         Investment advisory...........................     1,356,448      1,269,048        440,889        439,805
         Corporate.....................................       382,735        287,625         81,089         55,912
                                                          -----------    -----------    -----------    -----------
              Total....................................   $17,703,979    $14,978,922    $ 5,919,351    $ 5,066,413
                                                          ===========    ===========    ===========    ===========

     Total assets:
         Trust and retirement..........................   $ 3,199,981    $ 4,320,690
         Mutual fund administration....................     1,917,680      1,656,956
         Banking.......................................    64,316,514     34,056,493
         Insurance.....................................     9,150,470      8,953,464
         Brokerage.....................................       750,970      1,450,861
         Investment advisory...........................     1,401,081      1,844,782
         Corporate.....................................     1,258,250      1,727,589
                                                          -----------    -----------
              Total....................................   $81,994,946    $54,010,835
                                                          ===========    ===========

     Depreciation and amortization:
         Trust and retirement..........................   $    99,879    $    61,912
         Mutual fund administration....................        78,634         59,840
         Banking.......................................       118,236        126,129
         Insurance.....................................       164,104         98,561
         Brokerage.....................................        16,781         25,849
         Investment advisory...........................        98,937        104,581
         Corporate.....................................       260,780        253,306
                                                          -----------    -----------
              Total....................................   $   837,351    $   730,178
                                                          ===========    ===========

     Capital expenditures:
         Trust and retirement..........................   $   137,930    $   168,388
         Mutual fund administration....................        24,625         63,160
         Banking.......................................        72,190        112,832
         Insurance.....................................       222,981        155,501
         Brokerage.....................................         8,216          4,275
         Investment advisory...........................         9,742             --
         Corporate.....................................       122,618        185,837
                                                          -----------    -----------
              Total....................................   $   598,302    $   689,993
                                                          ===========    ===========


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 13 -     UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

              Unified Banking Company commenced operations on November 1, 1999.
              Included in our consolidated financial statements at September 30, 2001 and 2000 were the bank's total assets of $61,868,681 and $31,685,065, respectively, and total liabilities of $55,694,800 and $25,054,869, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                                       SEPTEMBER 30,
                                                                                       -------------
                                                                                   2001           2000
                                                                                   ----           ----

              Due from banks                                                    $1,384,679      $ 1,248,263
              Investments in securities:
                US agency securities                                            20,975,732       11,088,095
                FHLB stock                                                         189,600          100,000
              Loans:
                Real estate loans                                               22,914,763       11,741,941
                Commercial loans                                                 9,795,098        3,874,399
                Installment loans                                                5,701,533        2,759,805
                Other loans                                                            159               53
                Allowance for loan losses                                          395,000          230,000
              Bank deposits:
                Demand deposits                                                  6,718,278        2,426,678
                Official checks                                                    220,312           86,332
                NOW accounts                                                     1,186,852          695,012
                Money market accounts                                            7,241,353       10,756,640
                Savings accounts                                                    63,056           51,928
                Time deposits                                                   33,513,324        7,927,749
                Other interest-bearing deposits                                  4,788,500          733,574
              Federal and borrowed funds                                         1,536,000        2,377,525

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

              VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial marketplace. In connection with the organization of VSX Holdings, a third party investor made a $3.0 million loan to VSX Holdings. We also have entered into a management agreement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the nine months ended September 30, 2001 and 2000 and the three months ended September 30, 2001 and 2000, we received payments totaling
              $819,977 and $1,118,237, respectively, and $0 and $478,237, respectively from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the nine- and three-month periods ended September 30, 2001 and 2000.

                                      -12

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

Note 15 -     NEW ACCOUNTING STANDARDS

              In June 2001, the Financial Accounting Standards Board issued
              Statement of Financial Accounting Standards No. 141, Business
              Combinations. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

              In July 2001, the FASB issued Statement of Financial Accounting
              Standards No. 142, Goodwill and Other Assets. Under SFAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives no longer will be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We currently are assessing, but have not determined, the impact of SFAS 142 on our financial position and results of operations.

Note 16 -     INCOME (LOSS) PER SHARE OF STOCK

              Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares
              (outstanding stock options).

              Dilutive potential common shares included in the diluted income
              (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the nine- and three-month periods ended September 30, 2001, potential common shares of 137,300 were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.







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

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenue for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 increased $2,466,000, or 11.6%, from $21,203,000 to $23,669,000. For such periods, trust and retirement services revenue increased $440,000, or 13.5%, due to an increase in trustee fees earned.
Mutual fund administration services revenue increased $567,000, or 16.6%, due to an increase in assets under service. As of September 30, 2001, we provided fund administrative services to 30 mutual fund families consisting of 145 portfolios and approximately $5.8 billion in mutual fund assets compared to 26 mutual fund families consisting of 122 portfolios and approximately $4.3 billion in mutual fund assets as of September 30, 2000. During the nine months ended September 30, 2001, our mutual fund administration services operation added several new clients. However, as a result of the recent decline in the financial markets, several clients discontinued operations. Banking revenue increased $359,000, or 31.2%, for the nine months ended September 30, 2001 compared to the same period of 2000, primarily due to a $17.2 million increase in outstanding loans to customers. Also contributing to the increase in banking revenue was $232,000 in secondary market loan revenue. For the nine months ended September 30, 2001 compared to the same period of 2000, insurance revenue increased $1,248,000, or 13.6%, primarily due to a $2,711,000, or 8.6%, increase in total insurance premiums written. The increase in total insurance premiums written reflected a continued hardening of the insurance market whereby the overall volume of specialty lines business has increased due to price increases imposed by specialty insurance carriers and additional business flowing into the specialty lines from standard line carriers. Additionally, insurance revenue for the nine months ended September 30, 2001 increased due to new adjusting contracts and personal lines business written. For such periods, brokerage revenue declined
$289,000, or 11.8%, primarily due to a $499,000 decline in trading revenue due to the loss of two client relationships and a decline in business from our remaining introducing firms. Additionally, brokerage revenue declined $34,000 due to the termination of our Internet brokerage trading web site at the end of 2000. Trading volume for such periods declined approximately 22.7%. Partially offsetting these declines was an increase in investment management fees and distribution income, which added $239,000 to income. For such periods, investment advisory revenue increased $39,000, or 2.7%, due to increased services to existing clients and a shifting of existing investment advisory clients to bundled fee relationships. This increase in fees was partially offset by a decline in fees received based upon asset values due to the recent decline in the market value of many investment portfolios. Assets under management at our investment advisory operation declined by approximately 14.5% from September
30, 2000 to September 30, 2001. For such periods, corporate revenue increased
$102,000, or 31.8%, primarily due to a $135,000 payment that we received in connection with the settlement of a trademark dispute, partially offset by a $79,000 decline in interest income earned.

         Gross profit for the nine months ended September 30, 2001 compared to the same period of 2000 increased $2,725,000, or 18.2%, from $14,979,000 to $17,704,000. For such periods, gross profit as a percentage of revenue increased to 74.8% from 70.6%. Trust and retirement services gross profit increased
$94,000, or 3.1%, due to an increase in trustee fees earned. For such periods, mutual fund administration services gross profit increased $610,000, or 22.6%, primarily due to the increase in the amount of assets under service. However, as discussed above, the closing of several funds offset some of the gain. Banking gross profit increased $359,000, or 31.2%, for the nine months ended September
30, 2001 compared to the same period of 2000. For the nine months ended
September 30, 2001 compared to the same period of 2000, insurance gross profit increased $1,641,000, or 29.8%, due to the increase in total insurance premiums written. We also experienced increases in both our personal and commercial business lines. For such periods, brokerage gross profit declined $162,000, or 16.0%, principally due to a decline in trading gross revenue due to the loss of two broker client relationships, decreased trading activity due to overall market conditions and the termination of our Internet brokerage trading web site at the end of 2000. Investment advisory gross profit increased $87,000, or 6.9%, primarily due to bundled fee relationships. For such periods, corporate gross profit increased $95,000, or 33.1%, due to the reasons previously discussed.

         Total expenses for the nine months ended September 30, 2001 were $18,039,000, or 76.2% of total revenue, compared to $15,872,000, or 74.9% of total revenue, for the same period of 2000. Employee compensation and benefits expense increased $1,879,000, or 19.9%, for the nine months ended September 30, 2001 compared to the same period of 2000 due to: (i) new personnel hired in connection with the expansion of and merit increases for existing personnel at our mutual fund administration services and trust and retirement services operations, which accounted for $547,000 and $236,000, respectively, of such increase; (ii) additional staffing due to increased volume of business in and merit increases for existing personnel at our banking, insurance and investment advisory operations, which accounted for $151,000, $554,000 and $192,000, respectively, of such increase; and (iii) the hiring of additional information technology services personnel, which accounted for $502,000 of such increase.
Partially, offsetting these increases was a $305,000 decline in employee compensation and benefits expense at certain other operations of our company.
Telephone expense increased $71,000, or 15.7%, for the nine months ended
September 30, 2001 compared to the same period of 2000, primarily due to the roll-out of our wide-area network in March 2000, which accounted for $33,000 of the increase, and increased telephone expense at our insurance operation due to increased business, which accounted for $36,000 of such increase. For such periods, equipment rental and maintenance expense increased by $51,000, or 10.2%, due to software purchases and the hiring of new employees at our mutual fund operation. For such periods, occupancy expense increased $245,000, or 35.3%, primarily due to additional space leased by our mutual fund administration services operation in Indianapolis and our trust and retirement services operation in Lexington, and the relocation of our mutual fund administration offices in Texas. Depreciation and amortization expense increased
$107,000, or 14.7%, for the first nine months of 2001 compared to the same period of 2000 due to the expansion of our trust and retirement services operation into new office space, as well as furniture and equipment purchased for new personnel at our insurance and mutual fund administration services operations and our corporate legal department. For such periods, professional fees declined $255,000, or 21.4%, primarily due to a $293,000 decline in legal fees in 2001 partially offset by a $96,000 increase in outside adjuster and appraiser fees and a $128,000 systems consulting fee paid by our insurance operation. Additionally, during 2001, our trust and retirement services operation incurred $86,000 in consulting fees to develop its manager resource and revenue sharing projects. For such periods, interest expense declined by $171,000, or 47.4%, due to our reduction of certain indebtedness, our provision for bad debt declined $307,000, or 54.0%, due to a larger reserve taken in 2000 for doubtful receivables generated by our mutual fund administration services operation, and our provision for loan losses declined by $107,000 due to management's estimation of the quality of our bank's loan portfolio. For the nine months ended September 30, 2001 compared to the same period of 2000, other operating expense increased by $637,000, or 68.4%, primarily due to a $219,000 increase in data processing fees at our trust operation, which resulted from converting to a new data processing system, and a $26,000 increase in data processing fees at our banking operation. Additionally, the first nine months of 2000 included $1,118,000 recorded as a reduction in operating expense compared to a $820,000 expense reduction in the comparable period of 2001. Such expense reduction is related to payments we received from VSX Holdings for management and consulting services.

         We recorded a net loss of $391,000 for the nine months ended September
30, 2001 compared to a net loss of $1,365,000 for the same period of 2000. For such periods, gross revenue increased by $2,466,000 with a corresponding increase in gross profit of $2,725,000. Partially offsetting improved profits were increased expenses of $2,167,000, resulting primarily from higher employee compensation and benefits expense of $1,879,000. A $307,000 and $107,000 decline in the provision for bad debt and provision for loan loss, respectively, partially offset such increase. The first nine months of 2000 also included a $440,000 loss from discontinued operations compared to a $41,000 loss in 2001.
Net loss for the first nine months of 2001 was a basic and fully diluted loss per share of $0.14 and $0.13, respectively. This compares to a basic and fully diluted loss per share of $0.47 and $0.45, respectively, for the nine months ended September 30, 2000.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenue for the quarter ended September 30, 2001 compared to the same quarter of 2000 increased $137,000, or 1.9%, from $7,334,000 to $7,471,000. For such periods, trust and retirement services revenue increased $250,000, or 24.0%, due to an increase in trustee fees earned. Mutual fund administration services revenue increased $61,000, or 4.9%, due to an increase in assets under service, partially offset by the closing of several funds. Banking revenue increased $137,000, or 30.3%, for the quarter ended September 30, 2001 compared to the same quarter of 2000, primarily due to an increase in outstanding loans.
For the quarter ended September 30, 2001 compared to the same quarter of 2000, insurance revenue declined $502,000, or 14.4%, primarily due to the non-renewal of a private passenger market program at the end of the second quarter of 2001.
For such quarters, brokerage revenue increased $176,000, or 32.8%, primarily due to a new trading relationship with Unified Trust Company, and investment advisory revenue declined $16,000, or 3.3%, due to the decline in the market value of investment portfolios. Corporate revenue increased $30,000, or 51.0%, for the third quarter of 2001compared to the same quarter of 2000 primarily due to increased filming by our television services operation.

         Gross profit for the quarter ended September 30, 2001 compared to the same quarter of 2000 increased $853,000, or 16.8%, from $5,066,000 to $5,919,000. For such quarters, gross profit as a percentage of revenue increased to 79.2% from 69.1%. Trust and retirement services gross profit increased
$126,000, or 15.3%, for the quarter ended September 30, 2001 compared to the corresponding quarter of 2000. For such quarters, mutual fund administration services gross profit increased $169,000, or 17.7%, primarily due to the increase in the amount of assets under service. However, as discussed above, the closing of several funds offset some of the gain. Banking gross profit increased

$137,000, or 30.3%, for the quarter ended September 30, 2001 compared to the same quarter of 2000. For such quarters, insurance gross profit increased
$301,000, or 14.1%, due to the reasons discussed above, brokerage gross profit increased by $94,000, or 46.4%, principally due to its new trading relationship with Unified Trust Company. Corporate gross profit increased $25,000, or 45%, for the quarter ended September 30, 2001 compared to the same quarter of 2000 due to the reasons previously discussed.

         Total expenses for the quarter ended September 30, 2001 were $6,185,000, or 82.8% of total revenue, compared to $5,038,000, or 68.7% of total revenue, for the same quarter of 2000. Employee compensation and benefits expense increased $259,000, or 7.3%, for the quarter ended September 30, 2001 compared to the same quarter of 2000 due to: (i) new personnel hired in connection with the expansion of and merit increases for existing personnel at our mutual fund administration operation, which accounted for $152,000 of such increase; (ii) additional staffing due to increased volume of business in and merit increases for existing personnel at our banking, insurance and investment advisory operations, which accounted for $38,000, $88,000 and $44,000, respectively, of such increase; and (iii) the hiring of additional information technology services personnel, which accounted for $172,000 of such increase.
Partially, offsetting these increases was a $198,000 decline in employee compensation and benefit expense at our trust and retirement services operation due, in part, to the closing of our Louisville, Kentucky, trust office. For such quarters, telephone expense increased $17,000, or 10.6%, primarily due to the roll-out of our wide-area network in March 2000, which accounted for $8,500 of the increase. Occupancy expense increased $86,000, or 37.1%, for the quarter ended September 30, 2001 compared to the same quarter of 2000, primarily due to the reasons previously discussed. Interest expense declined by $93,000, or 71.2%, for the third quarter of 2001 compared to the same quarter of 2000 due to our reduction of outstanding indebtedness. For such quarters, our provision for bad debt declined $150,000, or 80.0%, due to a larger reserve taken in 2000 for doubtful receivables generated by our mutual fund administration services operation, and our provision for loan losses declined by $35,000, or 50.0%, due to management's estimation of the quality of our bank's loan portfolio. For such quarters, other operating expense increased by $1,040,000, primarily due to a $478,000 expense reduction recorded in the third quarter of 2000 due to our management and consulting agreement with VSX Holdings, without any comparable expense reduction recorded in the third quarter of 2001. In addition, the quarter ended September 30, 2001 included an $86,000 increase in data processing fees at our trust and retirement services operation, which resulted from converting to a new data processing system, a $170,000 increase in advertising expense at our trust and retirement services operation due to the production of new marketing materials and a $124,000 increase in fees associated with secondary market loan originations at our banking operation.

         We recorded a net loss of $287,000 for the quarter ended September 30, 2001 compared to net income of $177 for the third quarter of 2000. For such quarters, gross revenue increased by $137,000 with a corresponding increase in gross profit of $853,000. Offsetting improved profits were increased expenses of $1,147,000, resulting primarily from a $1,040,000 increase in other operating expenses from the third quarter of 2000 to the same quarter of 2001. Net loss for the quarter ended September 30, 2001 was a basic and fully diluted loss per share of $0.10. This compares to basic and fully diluted income per share of $0.00 for the quarter ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank. The net decrease in cash and cash equivalents at September 30, 2001 from December 31, 2000 was $1,245,615. The net decrease reflected a repayment of borrowings and an increase in loans receivable. We received $819,977 from VSX Holdings, LLC during the nine months ended September 30, 2001 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operation, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking
Company is required to maintain a Tier 1 capital to total assets ratio of at least 8.0%. As of September 30, 2001, Unified Banking Company had a ratio of
Tier 1 capital to total assets equal to 9.3%.

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

         Unified Banking Company experienced net growth in assets of 46.0% during the nine months of 2001, while deposits increased 55.6% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $13,712,689 at September 30, 2001 compared to $13,834,466 at year-end 2000. The decrease in total stockholders' equity was due to our loss from operations for the nine months ended September 30, 2001, partially offset by $10,017 in realized and unrealized gains on securities and fixed assets.

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

         To expand our markets and take advantage of the consolidation trend in the financial services industry, our business strategy may include growth through acquisitions. There can be no assurance that future acquisitions can be consummated on acceptable terms or that any acquired companies can be successfully integrated into our operations. We also are continually investigating opportunities for acquisitions. In connection with future acquisitions, we may incur additional indebtedness or may issue additional equity. Our ability to make future acquisitions may be constrained by our ability to obtain such additional financing. To the extent we use equity to finance future acquisitions, there is a risk of dilution to holders of our common stock.

         In addition, acquisitions may involve a number of special risks, including: initial reductions in our reported operating results; diversion of management's attention; unanticipated problems or legal liabilities; and a possible reduction in reported earnings due to amortization of acquired intangible assets in the event that such acquisitions are made at levels that exceed the fair market value of net tangible assets. Some or all of these items could have a material adverse effect on us. There can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. In addition, to the extent that consolidation continues in the industry, the prices for attractive acquisition candidates may increase to unacceptable levels.

         NO ASSURANCE OF FUTURE GROWTH. There can be no assurance that we will achieve growth in assets or earnings. Our ability to achieve growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel, our ability to promptly and successfully integrate acquired businesses with our existing operations and our ability to execute our business plan. We also have completed various acquisitions in the past few years that have significantly enhanced our rate of growth. We cannot provide you assurances that we will continue to sustain this rate of growth or grow at all.

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

         ALLOWANCE FOR LOAN LOSSES MAY NOT BE ADEQUATE TO COVER ACTUAL LOAN
LOSSES. As a lender, Unified Banking Company is exposed to the risk that its customers may be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the lending business and could have a material adverse effect on our consolidated operating results. Unified
Banking Company's credit risk with respect to its real estate and construction loan portfolio relates principally to the general creditworthiness of individuals and the value of real estate serving as security for the repayment of loans. Our credit risk with respect to Unified Banking Company's commercial and consumer installment loan portfolio relates principally to the general creditworthiness of businesses and individuals within its local market.
                                      -20

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

         RISKS ASSOCIATED WITH RAPID GROWTH. We have experienced rapid growth in net revenue and expansion of our operations. Such growth has placed, and, if sustained, will continue to place, strain on our management, information systems, operation and resources. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, customer support, administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth also will require us to hire more personnel, and expand management information systems. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to support satisfactorily our clients and operations. There can be no assurance that we will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

         DEPENDENCE UPON TECHNOLOGY; PROPRIETARY RIGHTS. Our success and ability to compete is dependent in part upon our technology, although we believe that our success is more dependent upon our technical expertise than our proprietary rights. We principally rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology.
It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures have been, or will be, adequate to protect our proprietary technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We propose to operate a portion of our business over the Internet, which is subject to a variety of risks. Such risks include, but are not limited to, the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that we will continue to be able to employ our current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on our business and results of operations.

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






         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of September 30, 2001:

                                                                  TIME TO MATURITY OR REPRICING
                                     0 TO 1  1 TO 2   2 TO 3   3 TO 6   6 TO 9  9 TO 12   12 TO 48    48 TO 51    > 51
(DOLLARS IN THOUSANDS)   IMMEDIATE   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS    MONTHS      MONTHS      MONTHS   TOTALS
----------------------   ---------   ------  ------   ------   ------   ------   ------    ------      ------      ------   ------

RATE SENSITIVE ASSETS
   Securities
     U. S. agencies.     $     -- $    515  $  503  $    491  $  1,404 $ 1,306 $  1,216 $    9,425  $      476    $ 4,974  $ 20,310
     FHLB stock..........     190       --     --        --        --      --       --         --          --        190        190
                         -------- -------- -------  --------   -------  ---------------   --------    --------   --------   -------
       Total securities..     190      515     503       491     1,404   1,306    1,216      9,425         476      4,974    20,500
                          -------- -------  ------    ------    ------  ------   ------   --------    --------  --------
 Loans
     Commercial               --        31      31       31         94     296       98      1,295         217        543     2,635
       Variable..........  7,160        --      --       --         --      --       --         --          --         --     7,160
                         -------   ---------------- --------   -------- ------- --------   --------    --------   --------   ------
        Total commercial.  7,160        31      31       31         94      296      98      1,295         217        543     9,795
                        --------  -------- --------  -------   --------  -------   -----   --------    --------   --------  -------
     Real Estate
       Commercial....         --        15      15    1,372         46    1,255     399      3,771          27      1,779     8,680
                         -------  --------  ------ --------   --------  -------  ------   --------    --------   --------   -------
       Residential
         Fixed......          --        45      44       44        129      387     113      1,711         513        802    3,788
         Variable......... 2,737       --       --      --         --        --      --         --          --         --    2,737
                 Other....    --         1       1        1          2         2      2         32           3         80      124
                        --------    ------  ------  -------   --------   ------- ------   --------    --------   --------   ------
         Total residential 2,737        46      45       45        131       389    115      1,743         516        882    6,649
                        --------   --------------- --------   --------    ------ ------   --------    --------   --------  -------
         Total real estate 2,737        61      60    1,417        177     1,644    514      5,514         543      2,661    15,329
     Construction
       Fixed...........       --        --      --       --         --       325     --         --          --         --       325
       Variable.......     1,664        --      --       --         --        --     --         --          --         --     1,664
                          -------- -------- ------- -------     ------   -------  ------   --------    --------   --------   ------
       Total construction. 1,664        --      --       --         --       325     --         --          --         --     1,989
     Personal
       Home equity loans.. 5,916        --      --       --         --        --     --         --          --         --     5,916
       Installment loans...   --        27      37       37         69       367    185        680          12        188     1,601
       Personal open end
       letters of credit.  4,082        --      --       --         --        --     --         --          --         --     4,082
       Loans secured
       by deposits.......     --        --      --       --         11        --     --          5          --          1        19
                         -------- --------  ------  -------   --------   ------- ------   --------    --------   --------   -------
         Total personal... 9,998        27      37       37         80       367    185        685          12        190    11,618
                        --------   -------   ----- --------   --------   -------  -----   --------    --------   --------  --------
   Total loans........... 21,559       119     128    1,485        351     2,632    797      7,494         772      3,393    38,731
                        --------  --------  ------  -------   --------   --------------   --------    --------   --------  --------
   TOTAL RATE
     SENSITIVE ASSETS. $  21,749     $633    $630   $ 1,976    $ 1,755   $ 3,938 $2,013 $   16,919 $     1,249  $   8,368  $ 59,230
                        ======== ======== =======  ========    ========  ======= ======    =======   =========  =========  ========
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts...    $  1,187  $    --  $   --   $   --      $  --    $    -- $  --       $ --    $      --  $      --   $ 1,187
     Money market accounts
      Market rate
      accounts.........    3,975       --      --       --         --         --    --         --          --         --      3,975
       Business market
       rate accounts..     1,879       --      --       --         --         --    --         --          --         --      1,879
       Special
       personal MMDA.      1,070       --      --       --         --         --    --         --          --         --      1,070
       Special
       business MMDA.        317       --      --       --         --         --    --         --          --         --        317
                        --------    ----- ------- --------  ---------    ------- -----   --------    --------   --------   --------
         Total money
         market accounts.  7,241       --        --     --         --         --    --         --          --         --      7,241
     Savings.......           63       --        --     --         --         --    --         --          --         --         63
     Time deposits
       CD's > 100K.....      --       107       227    347      3,263        814   301      4,782         549      1,500     11,891
       CD's < 100K..         --       208       780  1,030      3,846      1,028   556     10,948         776      2,451     21,622
                        --------   --------    --------    --------    --------- -----     --------   --------    --------   ------
      Total
      time deposits...       --       315     1,007 1,377       7,109      1,842   857     15,730       1,325      3,951     33,513
       Individual
       retirement accounts. .--        31       --    --           66        125     2      1,177         520      2,867      4,789
                       --------   -------  -------  -----   ---------    ---------------   --------    --------   --------   ------
       Total interest
        bearing deposits..8,491       346     1,007 1,377       7,175      1,967   859     16,907       1,845      6,818     46,793
   Fed funds purchased... 1,536       --         --    --          --        --     --         --          --         --      1,536
                       --------  --------  --------  ----    --------    -------  -----   --------    --------   --------   -------
   TOTAL RATE SENSITIVE
      LIABILITIES.......$10,027  $    345    $1,007 $1,378  $   7,175    $ 1,967  $859 $   16,907 $     1,844  $   6,818  $  48,328
                        ======     ========  ======  =====    ========   ======== =====   ========    ========  =========    =======


                                                                      TIME TO MATURITY OR REPRICING
                                      0 TO 1 1 TO 2  2 TO 3      3 TO 6       6 TO 9      9 TO 12   12 TO 48   48 TO 51    > 51
(DOLLARS IN THOUSANDS)  IMMEDIATE     MONTHS MONTH  MONTHS      MONTHS       MONTHS      MONTHS    MONTHS     MONTHS      MONTHS
                        ---------     ------------  ------      ------       ------      ------    ------     ------      ------

INCREMENTAL GAP REPORT SUMMARY INFORMATION
   Total rate
    Sensitive assets    $ 21,749     $  633 $  630 $1,976     $  1,755    $  3,938    $  2,013   $ 16,919  $    1,249  $   8,368
   Total rate sensitive
    Liabilities......     10,027        345  1,007  1,378        7,175       1,967         859     16,907       1,844      6,818
   Gap ...............    11,722        288   (377)   599       (5,420)      1,971       1,153         11        (596)     1,550
   RSA/RSL...........       2.17x      1.84x    63x  1.43x        0.24x       2.00x       2.34x      1.00x       0.68       1.23x
   RSA/assets.....          0.35       0.01   0.01   0.03         0.03        0.06        0.03       0.27        0.02       0.14
   RSL/assets.......        0.16       0.01   0.02   0.02         0.12        0.03        0.01       0.27        0.03       0.11
   Gap/assets.........     18.95%      0.47% -0.61%  0.97%       -8.76%       3.19%       1.86%      0.02%      -0.96%      2.50%
   Gap/RSA....             53.90      45.51  59.73  30.29      -308.79       50.04       57.31       0.07      -47.69      18.52


Cumulative Gap Report Summary Information
   Total rate sensitive
    Assets.........    $ 21,749  $   22,382  $23,013 $24,989     $ 26,744   $  30,682    $ 32,695 $   49,614 $     50,862 $  59,230
   Total rate sensitive
    Liabilities....      10,027      10,372   11,379  12,757       19,932      21,899      22,758     39,666       41,510    48,328
   Gap ..................11,722      12,010   11,634  12,232        6,813       8,783       9,937      9,948        9,352    10,902
   RSA/RSL...........      2.17x       2.16x    2.02x   1.96x        1.34x       1.40x       1.44x      1.25x        1.23x     1.23x
   RSA/assets.........     0.35        0.36     0.37    0.40         0.43        0.50        0.53       0.80         0.82      0.96
   RSL/assets....          0.16        0.17     0.18    0.21         0.32        0.35        0.37       0.64         0.67      0.78
   Gap/assets...          18.95%      19.41%   18.80%  19.77%       11.01%      14.20%      16.06%     16.08%       15.12%    17.62%
   Gap/RSA..........      53.90       53.66    50.55   48.95        25.47       28.63       30.39      20.05        18.39     18.41






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

         We attempt to structure our assets and liabilities to mitigate the risk of either a rising or falling interest rate environment. Depending upon our assessment of economic factors such as the magnitude and direction of projected interest rates over the short and long term, we generally operate within guidelines set by our asset/liability policy and attempt to maximize our returns within an acceptable degree of risk.

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

         The following table shows, as of September 30, 2001, the "rate shock" results of a simulation model that attempts to measure the effect of rising and falling interest rates over a two-year horizon in a rapidly changing rate environment.

                 BASIS POINT                                       PERCENTAGE CHANGE IN
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   -------------------          -------------------------------
                    -400                              -24.83%                              -0.97%
                    -300                              -16.94                              -33.78
                    -200                              -10.55                              -13.38
                    -100                               -5.05                               -2.04
                       0                                0.00                                0.00
                     100                                4.83                               -3.26
                     200                                9.84                               -8.09
                     300                               14.64                              -13.37
                     400                               19.69                              -19.03

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



PART II.          OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001.

                                      -29


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

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                                    (Registrant)



Dated:  November 2, 2001                             By:    /s/ Timothy L. Ashburn
                                                          ---------------------------------------------------------
                                                          Timothy L. Ashburn, Chairman and Chief Executive Officer



Dated:  November 2, 2001                             By:    /s/ Thomas G. Napurano
                                                          ---------------------------------------------------------
                                                          Thomas G. Napurano, Executive Vice President and Chief
                                                          Financial Officer



                                  EXHIBIT INDEX

Ex. No.                                              Description
-------                                              -----------

   10.1 Employment Agreement, dated as of April 30, 2001, by and between Fiduciary Counsel, Inc. and Jack R. Orben

   10.2           Fourth Amendment to Loan Agreement and Amendment to Promissory Notes, dated
                  September 1, 2001, by, between and among Bank One, Kentucky, N.A.,
                  Commonwealth Premium Finance Corporation, Unified Financial Services, Inc.,
                  Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and
                  21st Century Claims Service, Inc.

   11.1           Computations of Earnings per Share.


                                      -31-

