Form 10-K405
period 2001-12-31
UNIFIED FINANCIAL SERVICES INC
filed 2002-03-28
CIK 1033926



                                                   UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

                                                    FORM 10-K

                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001                          Commission File No. 0-22629

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the
   Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the
   past 90 days.                  Yes X  No
                                     ---   ---

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

             Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002:
                              Common Stock, $0.01 par value, $43,849,000

              Number of shares outstanding of each of the registrant's classes of common stock, as of March 1, 2002:
                                 Common Stock, $0.01 par value, 2,877,634 shares outstanding

                                DOCUMENTS INCORPORATED BY REFERENCE
                AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY REFERENCE:

                            Document                                        Part--Form 10-K
                            --------                                        ---------------

         REGISTRANT'S PROXY STATEMENT FOR THE 2002
         ANNUAL MEETING OF STOCKHOLDERS                                      PART III






1740148
                        UNIFIED FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                               Page

PART I
         Item 1.      Business....................................................................................2
         Item 2.      Properties.................................................................................11
         Item 3.      Legal Proceedings..........................................................................12
         Item 4.      Submission of Matters to a Vote of Security Holders........................................12
         Item 4A.     Executive Officers of the Registrant.......................................................12

PART II
         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters......................14
         Item 6.      Selected Financial Data....................................................................15
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.................................................................................17
         Item 7A.     Quantitative and Qualitative Disclosure about Market Risk..................................26
         Item 8.      Financial Statements and Supplementary Data................................................53

PART III
         Item 10.     Directors and Executive Officers of the Registrant.........................................53
         Item 11.     Executive Compensation.....................................................................53
         Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................53
         Item 13.     Certain Relationships and Related Transactions.............................................53
         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................53

SIGNATURES.......................................................................................................55







                                     PART I

ITEM 1.  BUSINESS
         --------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about
Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, securities or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. Although we believe our loan loss reserve and our allowance for doubtful accounts are adequate, they may prove inadequate if one or more large borrowers or clients, or numerous smaller borrowers or clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our five business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management and under service, our ability to provide a high level of service satisfaction and manage costs, our ability to expand profit margins, our ability to achieve future growth and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects,"
"intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The data presented in the following pages should be read in conjunction with our consolidated financial statements and the notes thereto on pages 30 to 52 of this report.

GENERAL

         Unified Financial Services, Inc., a Delaware holding company that was organized on December 7, 1989, is
a vertically integrated provider of financial products and services.   We focus on three principal businesses:

     o             The provision of complete back-office and shareholder services for the assets of third-party mutual fund families, as well as our affiliated series funds;

     o             Management and administration of 401(k) and other ERISA-directed assets; and

     o             Management of wealth for individuals through a suite of family-office services.

         The integration of our three principal businesses (mutual fund administration services, trust and retirement services and investment advisory services) with our banking and brokerage operations allows for the capture of additional profitable revenues. Further, this integration provides much greater control of the quality of our component services.

         Our fundamental objective is to enhance stockholder value by aggressively and profitably growing assets under management and under service.
Our ability to provide a high level of service satisfaction, with an emphasis on managing costs, combined with a dedication to maintaining a highly trained and motivated workforce should lead to expanding profit margins. We have enjoyed strong top line revenue growth in recent years and are prepared for anticipated strong, future growth.

         In early spring 2001, our board of directors made the decision to sell our insurance operations, which operations were determined to be incompatible with our core business - managing and servicing assets. Our board further believed that such sale would allow management to focus further on our primary businesses and provide capital to expand our core business lines. In December
2001, we sold and assigned substantially all of the assets and liabilities of our insurance subsidiaries to Arthur J. Gallagher & Co. Cash proceeds from the sale were used to retire approximately $1.6 million of outstanding indebtedness and will be used to expand our other core business lines. This transaction also improved our balance sheet.

         Our mutual fund administration affiliate, Unified Fund Services, Inc., is a highly automated, registered stock transfer agent that provides transfer agency, fund accounting, administrative and/or compliance services for mutual fund families. Unified Fund Services is based in Indianapolis, Indiana and also maintains an office in Dallas, Texas.

         Our trust and retirement services affiliate, Unified Trust Company, National Association, a limited purpose national banking association, was organized in 2000 upon the conversion of First Lexington Trust Company to a national banking association. Unified Trust Company, National Association is based in Lexington, Kentucky and provides complete retirement plan solutions and trust services to its clients, focusing primarily on providing trust and administrative services for, and acting as trustee of, 401(k) plans. Unified
Trust Company also provides investment services to individuals, trusts and business entities.

         Our investment advisory affiliate, Fiduciary Counsel, a New York corporation that dates back to 1931, provides professional investment management to individuals and institutions from its offices in New York City.

         Our banking affiliate, Unified Banking Company, a federal savings bank that was organized in 1999, provides banking products and services to its customer base and to the customer base of other subsidiaries of our company.
Unified Banking Company is located in Lexington, Kentucky.

         Our brokerage affiliate, Unified Financial Securities, Inc., is a regional discount brokerage firm with a link to mutual fund assets via its brokerage account services. Unified Financial Securities, which is located in Indianapolis, Indiana, also provides brokerage services to our other subsidiaries.

         Financial information with respect to our business lines for each of the last three years is contained in Note 15 of our consolidated financial statements contained in this Annual Report on Form 10-K.

         Our principal executive offices are located at 2424 Harrodsburg Road, Lexington, Kentucky 40503, telephone number (859) 296-2016. We and our subsidiaries also maintain offices at 431 North Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive,
Lexington, Kentucky 40504, telephone number (859) 296-4407; 1725 Southlake
Boulevard, Southlake, Texas 76092, telephone number (817) 431-2197; 36 West 44th
Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number (212) 852-8852; and One US Bank Plaza, Suite 2100, St. Louis,
Missouri 63101, telephone number (314) 552-6440.

OUR AFFILIATED MUTUAL FUNDS

         As of December 31, 2001, our affiliated mutual funds, the AmeriPrime
Advisers Trust and the AmeriPrime Funds, maintained approximately $251.9 million and $133.4 million, respectively, in total net assets. Each of the AmeriPrime
Advisers Trust and AmeriPrime Funds is administered by Unified Fund Services and distributed by Unified Financial Securities. The board of trustees of each of the AmeriPrime Advisers Trust and AmeriPrime Funds consists of two disinterested trustees and one interested trustee, Kenneth D. Trumpfheller, a director and the president of Unified Fund Services.

VSX HOLDINGS, LLC

         On May 23, 2000, we subscribed for ten shares of VSX Holdings, LLC, a Delaware limited liability company, in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990
(19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2002, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $50, $55, $60 and $65. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2002 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue 60,000 shares of stock (54,545 after May 23, 2002) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

         Our investment in VSX Holdings is accounted for on the cost method of accounting. In April 2001, we entered into a Management and Construction
Agreement with VSX Holdings whereby we agreed to provide consulting and development services to VSX Holdings. Such contract also memorialized the payments received by us during 2000 for services delivered to VSX Holdings. For the years ended December 31, 2001 and 2000, we received payments totaling
$419,977 and $1,535,504, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated
Statements of Operations for the years ended December 31, 2001 and 2000.

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

         REGULATORY CAPITAL REQUIREMENTS. Under the Office of Thrift
Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% (or 3.0% if the institution is rated composite 1
CAMELS under the Office of Thrift Supervision's examination rating system) of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-

weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the
Office of Thrift Supervision's examination rating system). As of December 31,
2001, Unified Banking Company had a total risk-based capital ratio of 11.4%, a ratio of Tier 1 capital to risk-weighted assets of 10.6% and a ratio of Tier 1 capital to adjusted total assets of 8.0%.

         QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender (QTL) test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its Federal Home
Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956, as amended, and other statutes applicable to bank holding companies. To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under Office of Thrift Supervision regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding
20% of assets. At December 31, 2001, the percentage of Unified Banking Company's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify Unified Banking Company under the QTL test.

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

of Thrift Supervision may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the Office of Thrift Supervision determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of December 31, 2001,
Unified Banking Company was classified as "well-capitalized" under these prompt corrective action regulations.

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

REGULATION OF OUR SECURITIES AND PREMIUM FINANCE BUSINESSES

         Under the Investment Company Act of 1940, as amended, the advisory, subadvisory shareholder servicing and distribution agreements between our subsidiaries and various mutual funds are subject to annual review by each fund's board of trustees and the agreements must be approved annually to remain in effect. There are no assurances that the funds' boards of trustees will renew each agreement with these funds. The non-renewal of those agreements by a fund's board of trustees could have a material adverse effect on our business. We have no reason to believe that such approvals will not be granted and that the various mutual fund agreements will not be renewed.

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

         Each of Unified Investment Advisers, Health Financial and Fiduciary
Counsel is an investment adviser registered with the Securities and Exchange
Commission under the Investment Advisers Act of 1940, as amended. Unified
Investment Advisers serves as the adviser to the Liquid Green Money Market Fund.
Under the Investment Advisers Act, it is unlawful for any investment adviser to:
(1) employ any device, scheme or artifice to defraud any client or prospective client; (2) engage in any transaction, practice or course of business that operates as a fraud or deceit upon any client or prospective client; or (3) engage in any act, practice or course of business that is fraudulent, deceptive or manipulative.

         We, from time to time, may acquire investment advisers to mutual funds.
Once an investment adviser is acquired, its advisory agreement is assigned to us and automatically terminates under the Investment Company Act. Unified
Investment Advisers' assumption of an advisory agreement must be approved by a majority of the fund's board of trustees and a majority of its outstanding voting securities. An investment adviser purchased by us may not benefit from the sale of its advisory business to Unified Investment Adviser which results in the assignment of an advisory contract with a mutual fund unless, for a period of three years after the sale, at least 75% of the board of trustees of the fund are not interested persons of the new adviser or the predecessor adviser, and no unfair burden is imposed on the fund as a result of the sale. This 75% requirement is stricter than the general requirement that only two-thirds of mutual fund's board of trustees must be "disinterested" under the Investment
Company Act. The effect of such transfer results in the assignment of the old investment advisory agreement, which requires the new agreement to be approved by the boards of trustees and the acquired fund's shareholders. There can be no assurances that a fund's board or its shareholders will approve an advisory agreement with Unified Investment Advisers after Unified Investment Advisers has acquired the former adviser to the fund. In addition, Unified Investment
Advisers may be required to assume an advisory contract previously entered into under disadvantageous terms in order to convince the fund's board or its shareholders to approve Unified Investment Advisers' assumption of the agreement.

         Mutual fund directors and investment advisers to mutual funds are deemed to be "fiduciaries" of the fund. The Securities and Exchange Commission is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by any officer, director, investment adviser or principal underwriter of a fund. Shareholders or the Securities and Exchange
Commission also may bring an action against the officers, directors, investment adviser or principal underwriters for breach of fiduciary duty in establishing the compensation paid to the investment adviser or underwriter. An investment adviser or underwriter to a fund, its principals and its employees, also may be subject to proceedings initiated by the Securities and Exchange Commission to impose remedial sanctions for violation of any provision of the Federal securities laws and the regulations adopted thereunder, and the Securities and Exchange Commission may preclude a firm that has been sanctioned from continuing to act in such capacity. Investment companies such as the AmeriPrime Funds and AmeriPrime Advisers Trust are subject to substantive regulation under the Investment Company Act. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at the next-determined net asset value plus any sales load. A fund's management agreement initially must be approved by the fund's board of trustees and a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. A fund's management agreement must automatically terminate in the event of assignment and typically is subject to termination upon 60-days' notice by the board or by a vote of the majority of the outstanding voting shares. The underwriting or distribution agreement also must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate are prohibited.

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


COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR NONCOMPLIANCE

         Various aspects of our businesses are subject to Federal and state regulation as well as to oversight by self-regulatory organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser, transfer agent and premium finance licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by us or any of our employees to comply with such regulations or with any of the laws, rules or regulations of Federal, state or industry authorities

(principally the National Association of Securities Dealers, Securities and Exchange Commission,
Office of the Comptroller of the Currency and Office of Thrift Supervision) could result in censure, imposition of fines or other sanctions, including revocation of our right to do business or in suspension or expulsion from the National Association of Securities Dealers.
Any of the foregoing could have a material adverse effect upon us. Such National
Association of Securities Dealers, Securities and Exchange Commission, Office of
the Comptroller of the Currency and Office of Thrift Supervision regulations are designed primarily for the protection of the investing customers of securities firms and financial institutions and not our stockholders. Finally, there is no assurance that we, along with other financial institutions, fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect our business.

COMPETITION

         Since inception, we have encountered substantial competition in the businesses in which we compete. Our principal competitors include mutual funds, investment advisers, investment counsel firms and financial institutions such as banks, trust companies, savings and loan institutions and credit unions.
Competition is influenced by various factors, including breadth, quality of service and price. All aspects of our business are competitive. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with us and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. Our affiliated mutual funds are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the AmeriPrime
Funds or AmeriPrime Advisers Trust. Competition for assets under management is intense from both national and regional firms. Access to local investment and the population of the region by modern communication systems is so efficient that our geographical position cannot be deemed an advantage. Our investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than us. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with us is a frequent occurrence. We directly compete with as many as several hundred firms that are of similar or larger size. Our ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of our investment management subsidiaries to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with the AmeriPrime Funds and AmeriPrime Advisers Trust. Many of our competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of the AmeriPrime Funds and AmeriPrime Advisers
Trust to attract new assets. We expect that there will be increasing pressures among mutual fund sponsors to obtain and hold market share. Although we may expand the financial services we provide to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

DEPENDENCE ON KEY CLIENTS

         As of December 31, 2001, we provided mutual fund services, transfer agency, fund accounting, administration and/or distribution services to 30 mutual fund families consisting of 143 portfolios. The contracts with respect to such funds typically expire within one to three years. No assurance can be given that any of these funds will remain our clients upon expiration or termination of the various administration and distribution agreements. The loss by us of such mutual fund clients could have a material adverse effect on us.

         Additionally, Unified Financial Securities has entered into clearing agreements with its introduced broker-dealer clients that represent a substantial portion of the assets in the Liquid Green Money Market Fund as their brokerage sweep facility. The introduced broker-dealer relationships also represent a significant portion of Unified Financial Securities' revenues from trading commissions. The loss of clearing clients could have a material adverse effect on us.

         Unified Investment Advisers receives management fees from the Liquid
Green Money Market Fund. As such fund's manager and adviser, Unified Investment
Advisers, and, therefore, our company, are economically dependent on the Liquid
Green Money Market Fund for a portion of their revenue.

DEPENDENCE ON KEY PERSONNEL

         We are dependent in a large part on our senior management personnel.
The loss or unavailability of any of these persons could have a material adverse effect on us. Our success also will depend on our ability to attract and retain highly skilled personnel in all areas of our business. There can be no assurance that we will be able to attract and retain personnel on acceptable terms in the future. We do not presently own insurance covering the lives of our senior management. There can be no assurance that the services of our senior management will continue to be available.

EMPLOYEES

         As of December 31, 2001, we and our subsidiaries had 178 employees, of which 176 were full-time employees. None of our employees or the employees of our subsidiaries are subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiaries to be good.

ITEM 2.  PROPERTIES
         ----------

         We, through our subsidiary, Unified Banking Company, lease our corporate headquarters and administrative office facilities located at 2424
Harrodsburg Road, Lexington, Kentucky. We sublease approximately 1,700 square feet from Unified Banking Company. Unified Financial Securities' and Unified
Fund Services' administrative offices are located at 431 North Pennsylvania
Street, Indianapolis, Indiana. Such facilities consist of approximately 12,836 square feet and are subject to a lease expiring in 2007. Health Financial's and Unified Trust Company, National Association's administrative offices are located at 2353 Alexandria Drive, Lexington, Kentucky. The operating leases for Health
Financial's and Unified Trust Company, National Association's offices expire in
2002 and 2003 and such offices have approximately 16,094 square feet. Unified
Banking Company's offices are located at 2424 Harrodsburg Road, Lexington,
Kentucky. The operating lease for such offices expires in 2011 and such offices have approximately 6,772 square feet, exclusive of office space subleased for our corporate headquarters. Fiduciary Counsel's administrative offices are located at 36 West 44th Street, New York, New York. The operating lease for such offices expires in 2002 and such offices have approximately 4,920 square feet.
Unified Fund Services also maintains administrative offices at 1725 Southlake
Boulevard, Southlake, Texas. Such operating lease expires in 2004 and such office has approximately 1,778 square feet. Our current offices are considered adequate to serve our foreseeable needs. Other than the administrative office leases, we have no other significant property holdings.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted during the quarter ended December 31, 2001 to a vote of our stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

         The name, age and position with respect to each of our executive officers are set forth below:

         TIMOTHY L. ASHBURN, 51, has served as our chairman of the board since
1989, as our chief executive officer from 1989 to 1992 and 1994 to present, and as our president from November 1997 to April 2000. Mr. Ashburn was employed by Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of
Cardinal Bancshares, Inc., a Kentucky bank holding company, for the two-year period from April 1992 through March 1994. Mr. Ashburn also is a member of the executive committee of our board of directors.

         JOHN S. PENN, 50, has served as our president since April 2000, our chief operating officer since July 1999 and a director since September 1999. Mr.
Penn also served as an executive vice president from July 1999 to April 2000.
Mr. Penn served as a director and executive vice president of Area Bancshares
Corporation, a bank holding company located in Owensboro, Kentucky from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky. Mr. Penn also is a member of the executive and 401(k) investment oversight committees of our board of directors.

         THOMAS G. NAPURANO, 60, a certified public accountant and a certified management accountant, has served as our chief financial officer and an executive vice president since 1989. Mr. Napurano served as a member of our board of directors from 1989 to March 2002.

         CHARLES H. BINGER, 45, has served as an executive vice president and our general counsel since December 1999. Prior thereto, Mr. Binger was a partner in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

         ANTHONY J. GHOSTON, 42, has served as a senior vice president and our chief information officer since November 1997. Mr. Ghoston has been employed by us in various management positions since 1989.

         DAVID F. MORRIS, 40, has served as a senior vice president and our associate general counsel since December 1999. Prior thereto, Mr. Morris was an associate in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

         Dr. Gregory W. Kasten and Mr. Jack R. Orben, by virtue of their status as an executive officer of a principal subsidiary of our company and a member of our board of directors during 2001, respectively, also are considered "executive officers" of our company:

        DR.  GREGORY W. KASTEN,  46, has served as a director and the president and chief  executive  officer of Health  Financial,  Inc. and Unified Trust Company,
National Association,  each a wholly owned subsidiary of our company, since 1986 and 1994, respectively. Dr. Kasten served as a director of our company from 1997 to 2000. Dr. Kasten has been awarded  certified  financial planner and certified pension consultant designations and received a Master of Business Administration degree with an emphasis on finance and  investment  management.  Dr. Kasten also received a medical degree but has retired from medical practice.

         JACK R. ORBEN, 63, served as a director of our company from 1989 to March 2002. Mr. Orben also is a director of Fiduciary Counsel, Inc., a wholly owned subsidiary of our company. For various periods during the past five years, Mr. Orben served as the chairman of the board, chief executive officer and treasurer of each of Fiduciary Counsel, EMCO Estate Management Company,
Associated Family Services, Inc., Seward, Groves, Richards & Wells, Starwood
Corporation, Fiduciary Alliance Inc. and Intellectronic Management Systems Inc.




                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         There currently is no established public trading market for our common stock. We have not had any stock splits or paid any stock dividends during the periods presented.

                                                      SALES PRICE
                                                      -----------
                                                HIGH               LOW
                                                ----               ---
                  2000
                  ----
                  First Quarter                 $40.00             $40.00
                  Second Quarter                 40.00              40.00
                  Third Quarter                  40.00              40.00
                  Fourth Quarter                 40.00              40.00

                  2001
                  ----
                  First Quarter                $    --           $     --
                  Second Quarter                    --                 --
                  Third Quarter                     --                 --
                  Fourth Quarter                 30.00              30.00


         Because of our closely held nature, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 1, 2002, we reported approximately 310 stockholders of record holding our common stock.

         We have not paid any cash dividends with respect to our common stock during the disclosed time periods.




ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following is a selected summary of our consolidated financial condition and operating results as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997:

                                                                 YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                           2001            2000           1999            1998           1997
                                       -------------  -------------   -------------  -------------  --------------

Income Statement Data:
   Gross revenue....................   $ 17,627,166   $ 16,046,469    $ 14,825,794   $ 11,290,127   $  9,614,638
   Gross profit.....................     14,205,132     12,816,550      11,601,148      8,870,200      6,291,308
   Total expenses...................     16,803,300     14,896,251      12,970,991      7,919,262      6,034,902
   Income (loss) from continuing
      operations....................     (2,598,168)    (2,079,701)     (1,369,843)       950,938        256,406
   Other income (loss)..............         62,554        (69,044)          3,853         87,887         61,611
   Income tax benefit...............      2,293,371        218,910         292,437        233,682        106,351
   Net income (loss) from continuing
     operations.....................       (242,243)    (1,929,835)     (1,073,553)     1,272,507        424,368
   Gain (loss) on sale of operations      2,847,708       (54,952)       (129,487)             --             --

   Net income (loss) from discontinued
     operations.....................        763,008        782,097        (547,750)      (360,345)      (612,230)
   Net income (loss)................      3,368,473     (1,202,690)     (1,750,790)       912,162       (187,862)

Common Share Data:
   Book value per share at year-end
     (fully diluted)................   $       5.53    $      4.47    $       4.68    $      3.41    $      1.64
   Basic earnings (loss) per share..           1.17          (0.42)          (0.61)          0.42          (0.03)
   Fully diluted earnings (loss) per share     1.11          (0.40)          (0.59)          0.38          (0.03)

   Basic common shares outstanding at
     year-end.......................      2,877,634      2,880,028       2,869,862      2,316,767      1,758,931
   Fully diluted common shares
     outstanding at year-end........      3,027,030      2,983,114       2,975,323      2,580,013      1,765,731

Balance Sheet Data (at year-end):
   Total assets.....................   $ 80,190,992   $ 65,126,002    $ 36,748,994   $ 26,498,577   $ 14,344,531
   Investment securities............        555,013        573,272       1,819,176      1,720,342      1,816,758
   Total loans, net of allowance....     43,705,576     20,834,674       2,810,876             --             --
   Total deposits...................     55,905,541     34,620,338       7,331,853             --             --
   Stockholders' equity.............     16,748,911     13,325,541      13,936,301      8,792,021      2,902,816

Other Selected Financial Data:
   Assets under management..........   $891,542,438   $977,844,600  $1,003,982,000   $857,875,355   $786,407,155
   Assets under service.............  5,900,463,371  4,800,000,000   4,200,000,000  3,435,000,000    650,000,000
   Total employees at year-end......            178            264             216             83             59





         The following is a summary of our quarterly consolidated operating results for the years ended December 31, 2001 and 2000:

                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER
                                                  -------           -------          -------           -------

2001
----

Income Statement Data:
   Gross revenue..........................     $   4,354,300    $   4,426,371     $   4,447,389    $    4,399,106
   Gross profit...........................         3,601,301        3,469,602         3,436,240         3,697,989
   Total expenses.........................         4,056,170        4,152,881         4,332,848         4,261,401
   Loss from continuing operations........          (454,869)        (683,279)         (896,608)         (563,412)
   Other income (loss)....................           (32,547)          24,261            34,269            36,571
   Income tax benefit.....................           498,784          254,602           305,443         1,234,542
   Net income (loss) from continuing operations       11,368         (404,416)         (556,896)          707,701
   Gain on sale of operations.............                --               --                --         2,847,708
   Net income from discontinued operations           191,287           97,746           270,095           203,880
   Net income (loss)......................           202,655         (306,670)         (286,801)        3,759,289

Earnings Per Share:
   Basic earnings (loss) per share........     $        0.07    $        (0.11)   $       (0.10)   $         1.31
   Fully diluted earnings (loss) per share              0.07             (0.10)           (0.10)             1.24

   Basic common shares outstanding at period end   2,880,028          2,880,028        2,880,028        2,877,634
   Fully diluted common shares outstanding at
     period end...........................         3,050,530        2,982,864         2,905,564         3,027,030

2000
----

Income Statement Data:
   Gross revenue..........................     $   4,191,939    $   4,008,830     $   3,854,632    $    3,991,068
   Gross profit...........................         3,225,631        3,295,497         2,947,925         3,347,497
   Total expenses.........................         4,315,984        3,735,626         3,576,269         3,268,372
   Income (loss) from continuing operations       (1,090,353)        (440,129)         (628,344)           79,125
   Other income (loss)....................            12,293          (11,830)            4,185           (73,692)
   Income tax benefit.....................            48,251          (68,719)          472,627          (233,249)
   Net income (loss) from continuing operations   (1,029,809)        (520,678)         (151,532)         (227,816)
   Loss on sale of operations.............                --               --                --           (54,952)
   Net income (loss) from discontinued operations   (186,736)          372,489           151,711          444,633
   Net income (loss)......................        (1,216,545)        (148,189)              179           161,865

Earnings Per Share:
   Basic earnings (loss) per share........     $       (0.42)  $        (0.05)   $          --    $          0.06
   Fully diluted earnings (loss) per share             (0.42)           (0.05)              --               0.05

   Basic common shares outstanding at period end   2,880,028        2,880,028         2,880,028         2,880,028
   Fully diluted common shares outstanding at
     period end...........................         2,905,564        2,905,564         2,905,564         2,983,114

         Certain data presented above varies from the amounts previously reported in our quarterly reports filed with the SEC. We have adjusted certain previously reported amounts to reflect operations that have been discontinued since the respective filing date of each such quarterly report and to reflect certain income statement reclassifications.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------------------------------------------

         The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the years indicated. This discussion should be read in conjunction with the other information set forth in this Annual Report on Form 10-K, including our audited, consolidated financial statements and the accompanying notes thereto.

         As previously disclosed, in December 2001 we sold and assigned substantially all of the assets and liabilities, respectively, of our insurance operations. As required by accounting rules, the operating results of our insurance subsidiaries have been excluded from our results from continuing operations for the years ended December 31, 2001, 2000 and 1999. Such results are reported as discontinued operations for such years.

         During 2000 and into 2001, our nature of operations changed, and personnel and costs were oriented to the consolidation, merger and repositioning of the subsidiaries and lines of business acquired in 1998 and 1999. While this consolidation, merger and repositioning continued in 2001, the major focus of 2001, in terms of both personnel time and company expense, was the positioning, marketing, negotiating and due diligence of the sale of our insurance operations. Legal and professional fees attributable to the preparation, sale and discontinuation of the insurance operations were charged against the sale.
Additionally, expenses associated with personnel involved with the sale and discontinuation of the insurance operations were charged against the sale.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         Revenue for the year ended December 31, 2001 compared to the prior year increased $1,581,000, or 9.9%, from $16,046,000 to $17,627,000. For such years, trust and retirement services revenue increased $490,000, or 11.3%, due to increased trustee fees earned. Mutual fund administration services revenue increased $620,000, or 12.9 %, due to an increase in assets under service. As of December 31, 2001, we provided fund administrative services to 30 mutual fund families consisting of 143 portfolios and approximately $5.9 billion in mutual fund assets, compared to 29 mutual fund families consisting of 138 portfolios and approximately $4.8 billion in mutual fund assets as of December 31, 2000.
During 2001, our mutual fund administration services operation added several new clients; however, as a result of the declines in the financial markets, several clients discontinued operations. Banking revenue increased $696,000, or 50.2%, for the year ended December 31, 2001 compared to 2000, primarily due to a $22,871,000 increase in outstanding loans to customers. Also contributing to the increase in banking revenue was $337,000 in secondary market loan revenue. For such years, brokerage revenue declined $324,000, or 10.4%, primarily due to a $460,000 decline in trading revenue due to the loss of two client relationships and a decline in business from our remaining introducing firms. In addition, for such years, mutual fund distribution fees and order flow rebate declined by $45,000 due to overall market conditions. Partially offsetting these declines was an increase in investment management fees, distribution income and interest income, which added $274,000 to revenue. For such years, investment advisory revenue increased $23,000, or 1.2%, due to increased services to existing clients and a shifting of existing investment advisory clients to bundled fee relationships. This increase in fees was partially offset by a decline in fees received based upon asset values due to the decline in the market value of many investment portfolios. Assets under management at our investment advisory operation declined by approximately 15.8% from December 31, 2000 to December 31, 2001. For such years, corporate revenue increased $76,000, or 15.6%, primarily due to a $135,000 payment that we received in connection with the settlement of a trademark dispute and a $120,000 increase in filming and rental income, partially offset by a $125,000 decline in interest income earned.

         Gross profit for the year ended December 31, 2001 compared to 2000 increased $1,388,000, or 10.8%, from $12,817,000 to $14,205,000. For such years, gross profit as a percentage of revenue remained relatively flat at 81% versus
80%. Trust and retirement services gross profit increased $25,000, or 0.6%, due to increased trustee fees earned. For such years, mutual fund administration services gross profit increased $674,000, or 16.7%, primarily due to the increase in the amount of assets under service. However, as discussed above, the closing of several funds offset some of the gain. Banking gross profit increased
$696,000, or 50.2%, for the year ended December 31, 2001 compared to 2000 due to increased loans outstanding and an increase in secondary market revenue. For such years, brokerage gross profit declined $95,000, or 8.2%, principally due to a decline in trading gross revenue due to the loss of two broker client relationships, decreased trading activity due to overall market conditions and the termination of our Internet brokerage trading web site at the end of 2000.
However, an increase in investment management fees, distribution income and interest income offset some of the declines. Investment advisory gross profit increased $58,000, or 3.4%, due to increased fees received on services provided to existing clients and a shifting of existing investment advisory clients to bundled fee relationships. For such periods, corporate gross profit increased
$30,000, or 6.2%, due to the reasons previously discussed.

         Total expenses for the year ended December 31, 2001 were $16,803,000, or 95.3% of total revenue, compared to $14,896,000, or 92.8% of total revenue, for 2000. Employee compensation and benefits expense increased $409,000, or 4.3%, for the year ended December 31, 2001 compared to 2000 due primarily to annual merit increases. For such years, occupancy expense increased $122,000, or 17.0%, primarily due to additional space leased by our mutual fund administration services operation in Indianapolis and our trust and retirement services operation in Lexington, and the relocation of our mutual fund administration offices in Texas. For the year ended December 31, 2001, professional fees declined $379,000, or 38.4%, from the prior year, primarily due to $330,000 in consulting fees paid during 2000, without any comparable expense in 2001. For such years, interest expense declined by $143,000, or 53.2%, due to our repayment of outstanding indebtedness. For the year ended
December 31, 2001 compared to the prior year, program administration fees increased $681,000, or 372.1%, primarily due to a $518,000 loss recognized by Unified Investment Advisers, Inc., which loss was related to our affiliated money market fund, and a $175,000 loss recognized by our mutual fund services operation, which loss was related to certain accounting errors. These losses were partially offset by a $100,000 recovery during 2001 of a previously recorded loss item. Our provision for bad debt declined $139,000, or 25.5%, due to a larger reserve taken in 2000 for doubtful receivables generated by our mutual fund administration services operation. Our provision for loan losses declined by $137,000, or 50.4%, due to management's estimation of the quality of our bank's loan portfolio. For the year ended December 31, 2001 compared to the prior year, other operating expense increased by $1,617,000 primarily due to a $288,000 increase in data processing fees at our trust operation, which resulted from converting to a new data processing system, and a $32,000 increase in data processing fees at our banking operation. Additionally, 2000 included $1,536,000 recorded as a reduction in operating expense compared to a $420,000 expense reduction for 2001. Such expense reduction is related to payments we received from VSX Holdings for management and consulting services.

         For the year ended December 31, 2001, we recorded a $2,598,000 loss from continuing operations, a $518,000 increase from the $2,080,000 loss recorded for the year ended December 31, 2000. The increase in the loss was due to the $1,907,000 increase in total expenses, partially offset by the $1,388,000 increase in gross profits for such years. For the years ended December 31, 2001 and 2000, we recorded an income tax benefit of $2,293,000 and $495,000, respectively (accounting rules required us to recapture prior net operating loss carryforwards by displaying them as an income tax benefit on continued operations). As a result, for the years ended December 31, 2001 and 2000, we recorded a net loss from continuing operations of $242,000 and $1,930,000, respectively.

         For the year ended December 31, 2001, we recorded a $2,848,000 net gain in connection with the sale of our insurance operation. For 2000, we recorded a $55,000 net loss upon the sale/closure of certain discontinued operations.
Additionally, for the years ended December 31, 2001 and 2000, we recorded
$763,000 and $782,000, respectively, in net income from discontinued operations.
Discontinued operations primarily represent the results of our insurance operation, which were sold at year-end 2001. As previously discussed, accounting rules require that these results be excluded from the results of continuing operations.

         We recorded net income of $3,368,000 for the year ended December 31, 2001 compared to a net loss of $1,203,000 for 2000. Net income for the year ended December 31, 2001 was a basic and fully diluted income per share of $1.17 and $1.11, respectively. This compares to a basic and fully diluted loss per share of $0.42 and $0.40, respectively, for the year ended December 31, 2000.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

         Revenue for the year ended December 31, 2000 compared to the prior year increased $1,220,000, or 8.2%, from $14,826,000 to $16,046,000. For such years, trust and retirement services revenue increased $220,000, or 5.4%, primarily due to an increase in trustee fees earned. For such years, fund administration services revenue increased $2,014,000, or 72.6%, due to an increase in the number of mutual fund clients serviced and a growth in the amount of assets under service. As of December 31, 2000, we provided fund administrative services to 29 mutual fund families consisting of 138 portfolios and approximately $4.8 billion in mutual fund assets as compared to 25 mutual fund families consisting of 136 portfolios and approximately $4.2 billion in mutual fund assets as of December 31, 1999. Banking revenue increased $854,000, or 160.2%, for the year ended December 31, 2000 compared to the prior year due to the inclusion of the results of operations of Unified Banking Company, which commenced operations on November 1, 1999, in the 2000 revenues (without any revenues for the first ten months of 1999). For such years, brokerage revenue declined $1,482,000, or 32.2%, principally due to a $787,000 decline in 2000 in private placement commissions received by our broker-dealer subsidiaries in connection with our recently completed private placements. We also experienced a $381,000 decline in trading revenues due to the loss of one client relationship, which was partially offset by an increase in brokerage revenues due to our relationship with certified public accountants. In addition, the 1999 revenue included a one-time commission of fund sales of approximately $100,000. Investment advisory services revenue increased $72,000, or 3.9%, primarily due to an increase in revenue earned on assets under management due to new fee arrangements. For such years, corporate revenues declined $458,000, or 48.5%, which was due to a reduction in interest income earned on the proceeds of our private placements and a decline in revenue at certain start-up operations.

         Gross profit for the year ended December 31, 2000 compared to the prior year increased $1,216,000, or 10.5%, from $11,601,000 to $12,817,000. For such years, gross profit as a percentage of revenue was relatively constant. Trust and retirement services gross profit increased $157,000, or 4.1%, for the year ended December 31, 2000 compared to the prior year due to the increase in trustee fees earned. For such years, mutual fund administration services gross profit increased $1,740,000, or 75.6%, due to the increase in the number of mutual fund clients served and the growth in the amount of assets under service.
Banking gross profit increased $854,000, or 160.2%, for the year ended December
31, 2000 compared to the prior year due to the inclusion of the results of Unified Banking Company in banking gross profit for 2000 (without any amount included for the first ten months of 1999). Brokerage gross profit declined
$1,093,000, or 48.4%, for the year ended December 31, 2000 compared to the prior year principally due to the $787,000 decline in private placement commissions received by our broker-dealer subsidiaries in connection with our recently completed private placements and a $85,000 decline in gross profits due to the loss of one client relationship. Additionally, 1999 gross profits included a one-

time commission of fund sales of approximately $100,000. For such years, investment advisory gross profit increased $18,000, or 1.1%. Corporate gross profit declined $460,000, or 48.7%, for such years due to declines at certain start-up operations and a decline in interest income earned on our private placement proceeds.

         Total expenses for the year ended December 31, 2000 were $14,896,000, or 92.8% of total revenue, as compared to $12,971,000, or 87.5% of total revenue for the prior year. Employee compensation and benefits expense increased
$2,119,000, or 28.5%, for the year ended December 31, 2000 compared to the prior year primarily due to (i) new personnel hired in connection with the expansion of our trust and retirement services and mutual fund administration services operations, which accounted for $790,000, of such increase, (ii) the expansion of our senior management team and the hiring of additional accounting and information services personnel, which accounted for $1,162,000 of such increase,
(iii) the commencement of operations of Unified Banking Company in November
1999, which accounted for $690,000 of such increase and (iv) a $114,000 increase at our investment advisory operation due to year-end bonuses. These increases in compensation and benefits expenses were partially offset by a $676,000 decline in such expenses associated with discontinued operations and a $32,000 decline in such expenses at our brokerage operations. For such years, telephone expense increased $112,000, or 39.7%, due to the roll-out of our wide-area network and telephone costs associated with increased marketing efforts at our mutual fund administration operation. Equipment rental and maintenance expense increased
$201,000, or 62.8%, primarily due to equipment costs associated with the increased number of funds serviced at our mutual fund administration operations and, to a lesser extent, costs associated with the start-up of Unified Banking
Company and expansion activities at our trust and retirement services operations. Occupancy expense increased by $150,000, or 26.4%, due to the startup of Unified Banking Company and the expansion of Unified Trust Company, which added $95,000 and $63,000, respectively, to expense in 2000. For such years, depreciation and amortization expense increased $155,000, or 28.2%, primarily due to the depreciation and amortization expense associated with equipment purchased by Unified Banking Company in connection with its commencement of business. The purchases of new computers and systems upgrades in 2000 at various operations also added to the increase in such expense. For the year ended December 31, 2000, professional fees declined by $279,000, or 22.0%, compared to 1999, primarily due to a $498,000 decline in professional fees at the corporate level (principally due to a decline in outside legal expenses due to our hiring of internal legal counsel), partially offset by a $208,000 increase in consulting fees related to the development of a revenue sharing program for our trust and retirement services operation. Interest expense declined by $54,000, or 16.6%, due to our reduction of outstanding debt. Program administration fees declined by $127,000, or 40.9%, due to the recovery of an employee theft in 2000. Our provision for bad debt was $546,000 for 2000 without any corresponding amount for 1999 due to a reserve made during 2000 for doubtful receivables generated by our mutual fund administration services operations. Our provision for loan losses increased $239,000, or 724.2%, for such years due to the 641.2% increase in the amount of loans generated by Unified Banking Company.
Unified Banking Company is required by Federal law to maintain a reserve for possible loan losses. Other operating expenses declined $1,176,000, or 70.8%, due to a $1,536,000 benefit received by us during the year ended December 31, 2000 in connection with the construction and development of the VSX marketplace and its corresponding products, with no corresponding benefit included for 1999.
This was partially offset by a $206,000 increase in other operating expenses at our trust and retirement services operations.

         For the year ended December 31, 2000, we recorded a $2,080,000 loss from continuing operations compared to a $1,370,000 loss for the prior year. The increase in the loss was due to the $1,925,000 increase in total expenses for such years, partially offset by the $1,216,000 increase in gross profit for such years.

         For the years ended December 31, 2000 and 1999, we recorded a $55,000 and $129,000, respectively, net loss on the sale of discontinued operations.
Additionally, for 2000 and 1999, we recorded $782,000 in net income and $548,000 in net loss, respectively, from discontinued operations.

         We recorded a net loss of $1,203,000 for the year ended December 31, 2000 compared to a net loss of $1,751,000 for the prior year. Net loss for the year ended December 31, 2000 was a basic and fully diluted loss per share of $0.42 and $0.40, respectively. This compares to a basic and fully diluted loss per share of $0.61 and $0.59, respectively, for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank. The net increase in cash and cash equivalents at December 31, 2001 from December 31, 2000 was $3,262,000. The net increase reflected proceeds that we received upon the sale of our insurance operations, partially offset by our loss from continuing operations, the repayment of borrowings and the purchase of fixed assets. In addition, we received $419,977 from VSX Holdings, LLC during the year ended
December 31, 2001 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operations, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to the growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking
Company is required to maintain a Tier 1 capital to total assets ratio of at least 8.0%. As of December 31, 2001, Unified Banking Company had a ratio of Tier
1 capital to total assets equal to 8.0%.

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

         Unified Banking Company experienced net growth in assets of 64.7% during the year ended December 31, 2001, while deposits increased 84.2% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $16,748,911 at December 31, 2001 compared to $13,325,541 at year-end 2000. The increase in total equity was due to the gain realized upon the sale of the assets of our insurance subsidiaries, partially offset by our loss from continuing operations for the year ended December 31, 2001 and the repayment of bank borrowings.

         The growth of Unified Banking Company will have an effect on our working capital. It currently is anticipated that as Unified Banking Company grows, our working capital ratio will become more in line with ratios traditionally associated with bank holding companies.

         We believe that anticipated revenues from operations should be adequate for the working capital requirements of our existing core businesses over the next year. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time.

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

         NO ASSURANCE OF FUTURE GROWTH. There can be no assurance that we will achieve growth in assets or earnings. Our ability to achieve growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel and our ability to execute our business plan. We also have completed various acquisitions in the past few years that have significantly enhanced our rate of growth. We cannot provide you assurances that we will continue to sustain this rate of growth or grow at all.

         CHANGES IN THE LOCAL ECONOMIC CONDITIONS COULD ADVERSELY AFFECT UNIFIED
BANKING COMPANY'S LOAN PORTFOLIO. Unified Banking Company's success depends to a great extent upon the general economic conditions of Fayette County, Kentucky.
Unlike larger banks that are more geographically diversified, we primarily provide banking and financial services to customers in Fayette County, Kentucky.
Our commercial, real estate and construction loans, the ability of the borrowers to repay these loans and the value of the collateral securing these loans are impacted by local economic conditions. We cannot assure you that favorable economic conditions will exist in our market.

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

         INSIDERS MAY CONTROL OUR FUTURE OPERATIONS AS A RESULT OF THE
CONCENTRATION OF CONTROL OF OUR COMMON STOCK. Our executive officers and directors beneficially own approximately 35.6% of our outstanding common stock.
As a result, these insiders may be able to control the election of our board of directors and thus our direction and future operations, and our stockholders may lack an effective vote with respect to such matters.

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

         THERE IS INTENSE COMPETITION FOR PRODUCTS AND SERVICES, ADVERTISING AND
SALES OF GOODS AND SERVICEs. Competition for products and services, advertising and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal. Our competitors may develop products and services that are superior to, or have greater market acceptance than, our solutions. If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be adversely affected.
Many of our competitors have greater brand recognition and greater financial, marketing and other resources than us. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

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

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of December 31, 2001:

                                                        TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9  9 TO 12 12 TO 48    >48
(DOLLARS IN THOUSANDS)          IMMEDIATE MONTHS  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS  TOTALS
                                --------- ------  ------  ------   ------  ------  ------   ------   ------  ------

RATE SENSITIVE ASSETS
   Federal funds sold........  $  4,033  $    --   $  --   $  --   $   --  $   --  $   --  $    --  $    --  $ 4,033
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
   Securities
     U. S. agencies..........        --      546     530     515    1,462   1,342   1,235    8,878    4,114   18,622
     FHLB stock..............       196       --      --      --       --      --      --       --       --      196
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
       Total securities......       196      546     530     515    1,462   1,342   1,235    8,878    4,114   18,818
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
   Loans
     Commercial
       Fixed.................        --       31      32     244      295      94      92    1,418      919    3,125
       Variable..............     7,923       --      --      --       --      --      --       --       --    7,923
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
         Total commercial....     7,923       31      32     244      295      94      92    1,418      919   11,048
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
     Real Estate
       Commercial............        --      679      39      40    1,279     712     878    4,577    2,619   10,822
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
       Residential
         Fixed...............        --       40      40      40      118     116     114    2,026    2,531    5,025
         Variable............     3,023       --      --      --       --      --      --       --       --    3,023
         Other...............        --        1       1       1        2       2       9       33       80      129
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
            Total residential     3,023     41      41      41      120     118     123      2,059    2,610    8,177
                               -------  -----   -----   -----    -----   -----   -----    -------  -------  --------

              Total real estate   3,023     720      80       81   1,399     830    1,001    6,636    5,229   18,999
                               -------   -----   -----   ------  ------  ------  -------  -------  -------  ---------

     Construction............
       Fixed.................        --       --      --      --      436      --      --       --       --      436
       Variable..............     1,249       --      --      --       --      --      --       --       --    1,249
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
         Total construction..     1,249       --      --      --      436      --      --       --       --    1,685
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
     Personal
       Home equity loans.....     5,827       --      --      --       --      --      --       --       --    5,827
       Installment loans.....        --       57      51      95      389     187     362      881      311    2,333
       Cash reserve loan.....        10       --      --      --       --      --      --       --       --       10
       Personal open end
         letters of credit...     4,223       --      --      --       --      --      --       --       --    4,223
       Loans secured by
         deposits............        --       11      --      --       --      --      --        5        1       17
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
         Total personal......    10,060       68      51      95      389     187     362      886      312   12,410
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
   Total loans...............    22,255      819     163     420    2,519   1,111   1,455    8,940    6,460   44,142
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
     TOTAL RATE
       SENSITIVE ASSETS......  $ 26,484  $ 1,365   $ 693   $ 935   $3,981  $2,453  $2,690  $17,818  $10,574  $66,993
                               ========  =======   =====   =====   ======  ======  ======  =======  =======  =======

                                                        TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9  9 TO 12 12 TO 48    >48
(DOLLARS IN THOUSANDS)          IMMEDIATE MONTHS  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS  TOTALS
                                --------- ------  ------  ------   ------  ------  ------   ------   ------  ------
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............  $  1,159 $     -- $    --  $   --  $    -- $    -- $    --  $    --  $    --  $ 1,159
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Money market accounts
       Market rate accounts..     4,147       --      --      --       --      --      --       --       --    4,147
       Business market rate
         accounts............       841       --      --      --       --      --      --       --       --      841
       Special personal
         MMDA................     1,082       --      --      --       --      --      --       --       --    1,082
       Special business
         MMDA................       474       --      --      --       --      --      --       --       --      474
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
         Total money market
           accounts..........     6,544       --      --      --       --      --      --       --       --    6,544
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Savings accounts........        55       --      --      --       --      --      --       --       --       55
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Time deposits
       CD's > 100K...........        --    1,643     824     844      821     305   2,053    4,124    1,803   12,416
       CD's < 100K...........        --    1,322     752   1,821    1,767     609   4,553    8,993    2,353   22,169
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
         Total time deposits.        --    2,965   1,576   2,665    2,588     914   6,606   13,117    4,156   34,585
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Individual retirement
         accounts............        --       32     181       3      126       2     128    1,611    2,934    5,019
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
         Total interest
           bearing deposits..     7,758    2,997   1,757   2,668    2,714     916   6,734   14,728    7,090   47,362
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     TOTAL RATE
       SENSITIVE LIABILITIES.  $  7,758 $  2,997 $ 1,757  $2,668  $ 2,714 $   916 $ 6,734  $14,728  $ 7,090  $47,362
                               ======== ======== =======  ======  ======= ======= =======  =======  =======  =======

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $26,484 $  1,365  $   693  $  935   $ 3,981 $2,453 $ 2,690   17,818  $10,574
   Total rate
     sensitive liabilities       7,758   2,997     1,757    2,668   2,714     916    6,734   14,728    7,090
   Gap......................    18,726  (1,632)   (1,064)  (1,733)  1,267   1,538   (4,044)   3,090    3,484
   RSA/RSL..................      3.41x    0.46x    0.39x   0.35x   1.47x   2.68x    0.40x    1.21x     1.49x
   RSA/assets...............      0.38     0.02     0.01    0.01    0.06    0.04     0.04     0.26      0.15
   RSL/assets................     0.11     0.04     0.03    0.00    0.04    0.01     0.10     0.21      0.10
   Gap/assets................    26.83%   -2.34%   -1.52%  -2.48%   1.82%   2.20%   -5.79%    4.43%     4.99%
   Gap/RSA...................    70.71  -119.67  -153.62 -185.67   31.86   62.68  -150.29     17.34    32.95

CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $26,484 $27,849 $ 28,542 $29,477$  33,458 $35,911 $38,601  $56,419 $ 66,993
   Total rate
      sensitive liabilities      7,758  10,755  12,512   15,180  17,894  18,810   25,544   40,272   47,362
   Gap.......................   18,726  17,094  16,030   14,297  15,564  17,101   13,057   16,147   19,631
   RSA/RSL...................     3.41x  2.59x   2.28x    1.94x    1.87x  1.91x     1.51x    1.40x    1.41x
   RSA/assets................     0.38   0.40    0.41     0.42     0.48   0.51      0.55     0.81     0.96
   RSL/assets................     0.11   0.15    0.18     0.22     0.26   0.27      0.37     0.58     0.68
   Gap/assets................    26.83  24.49%  22.97%    20.48%  22.30%  24.51%  18.71%    23.14%   28.13%
   Gap/RSA...................    70.71  61.38   56.16     48.50   46.52   47.62    33.83    28.62    29.30

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

                                                                    PERCENTAGE CHANGE IN
                 BASIS POINT                     -----------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   -------------------          -------------------------------
                    -400                              -28.28                               37.60
                    -300                              -20.11                                1.66
                    -200                              -12.49                                1.05
                    -100                               -6.06                                4.35
                       0                                0.00                                0.00
                     100                                6.23                               -7.82
                     200                               12.28                              -16.47
                     300                               18.51                              -25.14
                     400                               24.53                              -33.67

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


To the Board of Directors and
   Stockholders of Unified Financial Services, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated statements of financial condition of Unified Financial Services, Inc. and subsidiaries as of December 31, 2001 and
2000, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for the years ended
December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc.
and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with generally accepted accounting principles.




/s/ Larry E. Nunn & Associates, LLC
Columbus, Indiana
February 7, 2002





                                           UNIFIED FINANCIAL SERVICES, INC.
                                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                             DECEMBER 31, 2001 AND 2000
                                           --------------------------

                                                    ASSETS
                                                    ------


                                                                                 2001                   2000
                                                                                 ----                   ----
Current Assets
     Cash and cash equivalents.........................................   $    8,844,482         $    5,582,098
     Due from banks....................................................        1,357,483              1,162,639
     Federal funds sold................................................        4,033,000              7,667,000
     Bond investments (see note 13)....................................       11,374,531             10,841,435
     Investment in securities and non-affiliated
       mutual funds....................................................          555,013                573,272
     Note receivable (see note 1)......................................          800,000                     --
     Loans (net of allowance for loan losses of
       $430,000 for 2001 and $305,000 for 2000)........................       43,705,576             20,834,674
     Accounts receivable (net of allowance for
       doubtful accounts of $260,299 for 2001 and
       $500,042 for 2000)..............................................        5,480,214             13,086,031
     Prepaid assets and deposits.......................................          425,061                297,270
     Deferred tax asset................................................          287,435                 80,037
                                                                          --------------         --------------

         Total current assets..........................................       76,862,795             60,124,456
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $2,330,472 for 2001 and
       $4,250,692 for 2000)............................................        2,277,430              3,500,020
                                                                          --------------         --------------

         Total fixed assets............................................        2,277,430              3,500,020
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 17).............................            1,010                     10
     Goodwill (net of accumulated amortization of
       $347,734 for 2001 and $243,414 for 2000)........................        1,006,061              1,110,380
     Other non-current assets..........................................           43,696                391,136
                                                                          --------------         --------------

         Total non-current assets......................................        1,050,767              1,501,526
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   80,190,992         $   65,126,002
                                                                          ==============         ==============



See independent auditors' report and accompanying notes


                                           UNIFIED FINANCIAL SERVICES, INC.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                            DECEMBER 31, 2001 AND 2000
                                            --------------------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                                    2001                 2000
                                                                                    ----                 ----
Current Liabilities:
     Current portion of capital lease obligations.......................     $         595         $       7,884
     Current portion of bank borrowings.................................             3,153             1,944,662
     Borrowed funds.....................................................                --             1,143,000
     Bank line-of-credit................................................         1,104,780             1,668,626
     Deposits (see note 13).............................................        55,905,541            34,620,338
     Accounts payable and accrued expenses..............................         2,448,177             2,508,776
     Accrued compensation and benefits..................................           570,883               440,472
     Payable to insurance companies.....................................                --             8,016,752
     Payable to broker-dealers..........................................           142,985               172,374
     Income taxes payable...............................................           215,027                    --
     Deferred income taxes..............................................            55,608                14,308
     Other liabilities..................................................         1,382,025               827,328
                                                                             -------------         -------------

         Total current liabilities......................................        61,828,774            51,364,520
                                                                             -------------         -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations.....................               454                 1,049
     Long-term portion of borrowings....................................                --               342,339
     Deferred income taxes..............................................            12,853                    --
     Other long-term liabilities........................................         1,600,000                92,553
                                                                             -------------         -------------
         Total long-term liabilities....................................         1,613,307               435,941
                                                                             -------------         -------------

              Total liabilities.........................................        63,442,081            51,800,461
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share.............................            33,277                33,300
     Additional paid-in capital.........................................        16,187,294            16,259,091
     Retained earnings (deficit)........................................           231,300            (3,137,173)
     Accumulated other comprehensive income.............................           297,040               170,323
                                                                             -------------         -------------
              Total stockholders' equity................................        16,748,911            13,325,541
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  80,190,992           $65,126,002
                                                                             =============           ===========


See independent auditors' report and accompanying notes



                                              UNIFIED FINANCIAL SERVICES, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                       --------------------------------------------

                                                            2001                  2000                  1999
                                                            ----                  ----                  ----
REVENUE:
     Gross revenue (see note 15)...................   $    17,627,166        $   16,046,469        $  14,825,794
                                                      ---------------        --------------        -------------
         Total gross revenue.......................        17,627,166            16,046,469           14,825,794
                                                      ---------------        --------------        -------------
COST OF SALES:
     Cost of sales (see note 15)...................         3,422,034             3,229,919            3,224,646
                                                      ---------------        --------------        -------------
         Total cost of sales.......................         3,422,034             3,229,919            3,224,646
                                                      ---------------        --------------        -------------
GROSS PROFIT (see note 15).........................        14,205,132            12,816,550           11,601,148
                                                      ---------------        --------------        -------------

EXPENSES:
     Employee compensation and benefits............         9,962,210             9,553,211            7,433,840
     Mail and courier..............................           169,103               145,855              145,411
     Telephone.....................................           276,781               394,630              282,438
     Equipment rental and maintenance..............           505,786               521,892              320,665
     Occupancy.....................................           839,215               717,580              567,503
     Depreciation and amortization.................           749,015               706,215              550,719
     Professional fees.............................           608,679               988,085            1,267,318
     Interest......................................           125,690               268,554              322,172
     Program administration fees...................           864,233               183,056              309,564
     Provision for bad debt........................           407,216               546,385                   --
     Provision for loan losses.....................           135,000               272,000               33,000
     Business development costs....................            59,207               114,444               77,789
     Other operating expenses (see note 17)........         2,101,165               484,344            1,660,572
                                                      ---------------        --------------        -------------
         Total expenses............................        16,803,300            14,896,251           12,970,991
                                                      ---------------        --------------        -------------

     Loss from continuing operations...............        (2,598,168)           (2,079,701)          (1,369,843)
     Other income (loss)...........................            62,554               (69,044)               3,853
     Income tax benefit............................         2,293,371               218,910              292,437
                                                      ---------------        --------------        -------------

     Net loss from continuing operations...........          (242,243)           (1,929,835)          (1,073,553)
                                                      ---------------        --------------        -------------

Gain (loss) on sale of operations (net of income
        taxes of $1,842,193 for 2001)..............         2,847,708               (54,952)            (129,487)
Income (loss) from discontinued operations
     (net of income taxes of $652,627, $253,909 and
     $149,718, respectively).......................           763,008               782,097             (547,750)
                                                      ---------------        --------------        -------------
Net income (loss)..................................   $     3,368,473        $   (1,202,690)       $  (1,750,790)
                                                      ===============        ==============        =============

Per share earnings (loss)
     Basic common shares outstanding...............         2,877,634             2,880,028            2,869,862
     Net income (loss) - basic.....................   $          1.17               (0.42)                (0.61)

     Fully diluted common shares outstanding.......         3,027,030             2,983,114            2,975,323
     Net income (loss) - fully diluted.............   $          1.11               (0.40)                (0.59)

See independent auditors' report and accompanying notes


                                           UNIFIED FINANCIAL SERVICES, INC.
                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                    --------------------------------------------



                                                            2001                  2000                  1999
                                                            ----                  ----                  ----

Net income (loss)..................................   $     3,368,473        $   (1,202,690)       $  (1,750,790)

Other comprehensive income (loss), net of tax
   Unrealized gain (loss) on securities, net of
      re-classification adjustment.................           126,717               205,786              (35,463)
                                                      ---------------        --------------        -------------

Comprehensive income (loss)........................   $     3,495,190        $     (996,904)       $  (1,786,253)
                                                      ===============        ==============        =============



See independent auditors' report and accompanying notes


                                             UNIFIED FINANCIAL SERVICES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Years Ended December 31, 2001, 2000 and 1999
                                      --------------------------------------------

                                                                    2001                   2000              1999
                                                                    ----                   ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)......................................    $   3,368,473         $   (1,202,690)     $(1,750,790)
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Income tax payable...............................          215,027              (136,630)          118,766
         Deferred income taxes (benefit)..................         (153,245)             (103,738)           89,685
         Provision for depreciation and amortization......          952,603               873,224           702,857
         Provision for loan losses........................          135,000               272,000            33,000
         Provision for bad debt...........................          409,605               546,385            23,732
         Recovery of bad debt.............................           18,981                    --                --
         Amortization of bond discount....................          (25,255)                   --                --
         Loss on disposal of discontinued operations......               --               100,203           129,487
         Change in market value of securities.............          194,578                18,347            27,680
         Comprehensive income (loss)......................          126,717               205,786           (35,463)
         (Gain) loss on disposal of fixed assets..........          (28,998)               15,661               342
         (Gain) loss on sale/disposal of securities.......           10,872                35,036                --
         (Increase) decrease in operating assets
              Receivables.................................        7,177,231            (3,827,983)         (718,644)
              Loans made to customers, net of repayments..      (23,005,902)          (18,295,799)       (2,638,676)
              Prepaid and sundry assets...................         (127,791)              477,377          (522,943)
              Notes receivables...........................         (800,000)                   --                --
              Other non-current assets....................          347,440               (49,916)               --
         Increase (decrease) in operating liabilities
              Deposits....................................       21,285,203            27,288,485         7,331,853
              Accounts payable and accrued expenses.......          (60,599)            2,044,677            99,266
              Accrued compensation and benefits...........          130,411              (113,499)               --
              Other liabilities...........................       (5,983,998)            1,160,896        (1,181,427)
                                                              -------------         -------------       -----------
         Net cash provided by operating activities........        4,186,353             9,307,822         1,708,725
                                                              -------------         -------------       -----------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment..................................         (613,800)            (1,445,190)      (2,027,635)
   Due from banks.........................................         (194,844)             (847,824)         (314,815)
   Bond investments.......................................         (699,836)            (5,326,279)      (5,515,156)
   Federal funds sold/purchased...........................        3,634,000             (2,745,000)      (4,922,000)
   Securities sold/purchased under agreement to repurchase       (1,143,000)                   --                --
   Proceeds from sale of fixed assets.....................        1,017,106                 4,814                --
   Proceeds from sale of securities.......................          106,275             1,617,863                --
   Investment in affiliate mutual funds...................             (100)              (29,461)               --
   Investment in debt securities..........................               --                    --           (33,148)
   Investment in affiliate................................           (1,000)                  (10)          (92,611)
   Investments in securities and mutual funds.............         (101,373)             (395,684)               --
    Investment in other assets............................               --                    --           (57,480)
                                                              -------------         -------------       -----------
     Net cash provided by (used in) investing activities..        2,003,428            (9,166,771)      (12,962,845)
                                                              -------------         -------------       -----------


CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock.................               --                21,640         7,012,656
   Proceeds from issuance of treasury stock...............               --               419,058         1,501,800
   Proceeds from issuance of Series C preferred stock.....               --                    --           100,900
   Retirement of common stock.............................          (71,820)                   --           (35,252)
   Proceeds from borrowings...............................               --                10,627         2,307,450
   Proceeds on bank line of credit........................        1,309,780             1,270,000           360,000
   Repayment of borrowings................................       (4,157,473)            (1,910,000)      (3,753,457)
   Repayment of capital lease obligations.................           (7,884)              (30,072)          (48,475)
   Purchase of treasury shares............................               --               (54,551)         (873,000)
                                                              -------------         -------------       -----------
     Net cash provided by (used in) financing activities..       (2,927,397)             (273,298)        6,572,622
                                                              -------------         -------------       -----------

Net increase (decrease) in cash and cash equivalents......        3,262,384              (132,247)       (4,681,498)

Cash and cash equivalents - beginning of year.............        5,582,098             5,714,345        10,395,843
                                                              -------------         -------------       -----------
Cash and cash equivalents - end of year...................    $   8,844,482         $   5,582,098       $ 5,714,345
                                                              =============         =============       ===========

See independent auditors' report and accompanying notes


                                            UNIFIED FINANCIAL SERVICES, INC.
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                     --------------------------------------------

                                                                                   ACCUMULATED
                                                       ADDITIONAL                     OTHER
                                 COMMON    PREFERRED     PAID-IN       RETAINED   COMPREHENSIVE  TREASURY
                                  STOCK      STOCK       CAPITAL       EARNINGS      INCOME        STOCK         TOTAL
                                  -----      -----       -------       --------      ------        -----         -----

Balance at December 31, 1998.  $ 27,668   $   1,672     $8,345,555   $    417,125   $      --   $       --   $  8,792,020
1999 net loss                                                          (1,750,790)                             (1,750,790)
Other comprehensive loss                                                              (35,463)                    (35,463)
Issuance of common stock          2,007                  7,010,649                                              7,012,656
Issuance of preferred stock       1,009                     99,891                                                100,900
Repurchase of stock for treasury                                                                  (873,000)     (873,000)
Re-issuance of treasury stock                              806,039                                  695,761     1,501,800
Reduction of goodwill                                     (211,007)                                              (211,007)
Conversion of preferred stock
to common stock                   3,619      (2,681)         (938)                                                     --
Acquisition of minority interest                                         (565,566)                               (565,566)
Dividends to acquired
companies' stockholders                                                   (35,252)                                (35,252)
                                  -----       ------    ----------   ------------      -----       ---------     ---------


Balance at December 31, 1999.    33,294          --     16,050,189     (1,934,483)    (35,463)    (177,239)    13,936,298
2000 net loss                                                          (1,202,690)                             (1,202,690)
Other comprehensive income                                                            205,786                     205,786
Issuance of common stock             6                      21,634                                                 21,640
Repurchase of stock for treasury                                                                   (54,551)       (54,551)
Re-issuance of treasury stock                              187,268                                 231,790        419,058
                                -------    -----------   ----------     ----------    -------     --------     ----------

Balance at December 31, 2000.    33,300          --     16,259,091     (3,137,173)    170,323           --     13,325,541
2001 net income                                                         3,368,473                               3,368,473
Other comprehensive income                                                            126,717                     126,717
Repurchase of stock               (23)                   (71,797)                                                 (71,820)
                           ------------   ------------   ---------   ----------   ------------  ---------     -----------


Balance at December 31, 2001.  $ 33,277   $      --   $ 16,187,294   $    231,300   $ 297,040   $       --   $ 16,748,911
                               ========   =========   ============   ============   =========   ==========   ============


See independent auditors' report and accompanying notes


                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------


Note 1 - NATURE OF OPERATIONS

         Unified Financial Services, Inc., a Delaware holding company for various financial services companies, was organized on December 7, 1989. We distribute a vertically integrated financial services platform via the traditional industry channels of our subsidiaries and via the Internet. Through our subsidiaries, all of which are wholly owned, we provide services primarily in five lines of business: trust and retirement services; mutual fund administration services; banking;
         brokerage; and investment advisory services.

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

         Our mutual fund administration services operation, which is based in Indianapolis, Indiana and Southlake, Texas, provides services such as transfer agency, fund accounting, and administrative, regulatory, compliance and start-up services for mutual funds, investment advisors, banks and other money managers in their proprietary mutual fund efforts.

         Our banking operation is headquartered in Lexington, Kentucky. Unified
         Banking Company, a federal savings bank, offers various bank products and services (including, but not limited to, certificates of deposit, residential mortgage loans and secured personal loans) to its banking customer base and to our subsidiaries' customers. Our premium finance subsidiary provides financing for the payment of premiums on insurance coverage placed by an unaffiliated insurance brokerage operation and is licensed under applicable governing regulations in the States of Kentucky, Tennessee, Illinois and Ohio and also conducts business in the states of West Virginia and Indiana, which do not require licensing of premium finance companies.

         Our brokerage operation, which is headquartered in Indianapolis, Indiana, consists of a registered broker-dealer under the Securities
         Exchange Act of 1934, as amended, that also is a member of the National
         Association of Securities Dealers, Inc.

         Our investment advisory services operation, which is based in New York
         City, provides professional financial management to individuals and institutions on a customized basis.

         On January 31, 2000, Unified  Management  Company acquired  substantially all of the assets of Commonwealth  Investment  Services,  Inc.  Effective  February 29,
         2000,  Resource Benefit Planners,  Inc. was merged with and into First Lexington
         Trust Company.  Effective  September 29, 2000,  Unified  Management  Company
         was renamed Unified Financial  Securities,  Inc. Effective October 12, 2000, Unified
         Fund Services, Inc. was merged with and into AmeriPrime Financial Services, Inc.
         Immediately following,  AmeriPrime Financial Services,  Inc. was renamed
         Unified Fund Services,  Inc. Effective November 9, 2000, Equity Underwriting
         Group, Inc. was dissolved. On December 31, 2000, Unified Financial Securities,
         Inc. acquired substantially  all  of the  assets  of  AmeriPrime  Financial
         Securities,  Inc.  Effective December 31, 2000, Equity Insurance Managers,  Inc.
         paid a dividend of all of the member interests of Equity Insurance Managers of
         Illinois,  L.L.C. to us. In December 2000,  each of Strategic Fund Services,
         Inc.,  Unified  Capital esources,  Inc.  and VSX  Technologies,  Inc.  was merged with and into




                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 1 - NATURE OF OPERATIONS (Continued)

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


         On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association."
         Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of December 31, 2001 and 2000, Unified Trust Company,
         National Association had $2.4 million and $2.1 million, respectively, total capital.

         Effective April 30, 2001, all of the outstanding capital stock of Health Financial, Inc. was transferred to Unified Trust Company,
         National Association.  Effective  November  13,  2001,  EMCO Estate
         Management Company, Inc. was dissolved. As of such date, all of the assets of Estate Management Company were transferred to Unified
         Financial Services, Inc., which then made a capital contribution of such assets to Fiduciary Counsel, Inc. Effective November 19, 2001,
         AmeriPrime Financial Securities, Inc. was dissolved and all of its assets were transferred to Unified Fund Services, Inc.

         Effective December 17, 2001, we sold and assigned substantially all of the assets and liabilities of our insurance subsidiaries, Equity
         Insurance Managers, Inc., Equity Insurance Administrators, Inc. and
         21st Century Claims Service,  Inc., to Arthur J. Gallagher & Co. In
         connection with the sale,  we received  $8.4  million in cash and an interest-bearing note  receivable  of  $800,000.  An  additional  $800,000
         in cash was deposited  into  an  escrow  account,   and  is  subject  to
         possible indemnification  claims of Arthur J.  Gallagher & Co.  pursuant to the sale  agreement.  Any funds remaining in the escrow account after
         June 16,  2003 (and  which  are not  subject  to a claim  made by Arthur J.
         Gallagher  & Co.  before  such date) will be  released to us. The note receivable is an  obligation of Arthur J.  Gallagher & Co. and accrues interest  at a 2.5% per annum rate and is  payable  in 2003.  The note receivable  is subject to possible  reduction  in the event  Arthur J.
         Gallagher & Co. does not achieve certain revenue or income targets for the year ending December 31, 2002 with respect to the business that it acquired  from our  insurance  subsidiaries.  Following  the  closing,
         Equity Insurance Managers, Inc., Equity Insurance Administrators,
         Inc. and 21st Century Claims Service,  Inc. were renamed Unified  Insurance
         Managers,  Inc.,  Unified Insurance  Administrators,  Inc. and Unified
         Claims Service, Inc.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation
        ----------------------
        The  Consolidated  Financial  Statements  include the accounts  of  Unified
        Financial  Services,  Inc.  and  our  subsidiaries  after elimination of all material intercompany accounts and transactions.

        The Consolidated Financial Statements give retroactive effect to our pooling-of-interests transactions. As a result, the Consolidated
        Statements of Financial Condition, Statements of Operations, Statements
        of Comprehensive Income, Statements of Cash Flows and Statements of
        Changes in Stockholders' Equity are consolidated for all periods presented. As required by
                                       38



                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         generally accepted accounting principles, the
         Consolidated Financial Statements become our historical consolidated financial statements upon issuance of the financial statements for the periods that include the date of the transaction. The Consolidated
         Statements of Changes in Stockholders' Equity reflect our accounts as if the shares of our common stock, $0.01 par value, issued in the pooling-of-interests transactions had been outstanding during all periods presented. The Consolidated Financial Statements, including the notes thereto, should be read in conjunction with our historical consolidated financial statements.

         Fees and Commissions
         --------------------
         We record revenue on the accrual basis of accounting. For our brokerage operation, commissions and clearing revenue are recorded on the settlement date of the related security transaction. This does not materially differ from recording commissions based upon trade date. In connection with our private placements of equity securities in 1999 and
         2000, Unified Financial Securities, Inc., a subsidiary of our company, recorded revenue on the accrual basis of accounting (equal to ten percent of the proceeds of the private placement) and incurred expenses related to the private placement. Our trust and retirement services operation's revenue, as well as the investment adviser fees earned by third party advisers, are recorded on the accrual basis. The fees earned by the operation and paid to sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. Revenue is recorded as it is earned each month based upon accounts and account balances. In connection with this, we earn income on the accounts established to transfer these funds for customers. For our banking operation, recorded revenue consists of interest income less interest expense. All other revenue is recorded as earned.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated method over the estimated useful life of the assets for financial statement purposes.

         Investments
         -----------
         Investments, which consist primarily of investments in mutual funds
         (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Consolidated Statements of Operations as unrealized gain or loss on securities.

         Income Taxes
         ------------
         We file consolidated Federal and state income tax returns with our subsidiaries.

         We have adopted Statement of Financial Accounting Standards No. 109,
         "Accounting for Income Taxes," which requires use of the liability method of accounting for deferred income taxes.

         Other Non-Current Assets
         ------------------------
         Other non-current assets consist of deposits, deferred taxes, unearned revenue and the cash surrender value of life insurance policies.

         Intangibles
         -----------
         We, in acquiring certain businesses, acquired goodwill. We have determined the value of the goodwill, which is amortized over the estimated economic lives of the assets on a straight-line


                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         basis over a period of 10 to 15 years for financial  reporting  basis.
         For tax purposes,  goodwill is amortized on a  straight-line  basis over 15 years.

         In 1999, we incurred $663,914 in costs related to the organization and establishment of our bank, Unified Banking Company. At such time, management determined that these costs were license and registration costs and, thus, subject to capitalization and amortization over five years. During 2001, based upon regulatory and financial accounting interpretations, management determined that these costs should be classified as start-up costs, which required the write-off of all unamortized costs in 1999. This change resulted in a restatement of the financial information previously reported and had the following balance sheet and income statement effect:

                                                                     2001               2000
                                                                     ----               ----

                  Organizational costs...............            $ 663,914           $ 663,914
                  Accumulated amortization...........              663,914             663,914
                  Current-year expense...............             (132,763)            (22,127)

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

         Recent Accounting Pronouncements
         --------------------------------
         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations."
         SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting. We do not believe that the adoption of SFAS 141 will have a significant impact on our financial statements.

         In July 2001, the FASB issued Statement of Financial Accounting
         Standards No. 142, "Goodwill and Other Assets." Under SFAS 142, which is effective for fiscal years beginning after December 15, 2001, goodwill and intangible assets deemed to have indefinite lives no longer will be amortized but will be subject to annual impairment tests in accordance with SFAS 142. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. We currently are assessing, but have not determined, the impact of SFAS 142 on our financial position and results of operations.

         In October 2001, the FASB issued Statement of Financial Accounting
         Standards No. 144, "Accounting for the Impairment or Disposal of
         Long-Lived Assets to be Disposed Of." SFAS 144

                         UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

         is effective for fiscal years beginning after December 15, 2001. However, early adoption was encouraged. We have adopted this statement, but have determined that it will not have a material impact on our financial position or results of operations.

         Financial Statement Presentation
         --------------------------------
         Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Note 3 - ACQUISITIONS, DISPOSALS AND SALES

         As discussed  in note 1 of these  financial  statements,  on December 17,
         2001,   we  sold   substantially   all  of  the  assets  and  assigned
         substantially  all of the  liabilities of Equity  Insurance  Managers,
         Inc.,  Equity Insurance  Administrators,  Inc. and 21st Century Claims
         Service,  Inc. to Arthur J. Gallagher & Co. This transaction  resulted in the following:

                                                                         2001
                                                                         ----

                  Selling price......................                $10,000,000
                  Basis..............................                  1,035,000
                  Escrow (see note 1)................                    800,000
                  Note receivable (see note 1).......                    800,000
                  Selling expenses...................                  2,675,099
                                                                     -----------
                  Pre-tax gain.......................                  4,689,901
                  State and federal taxes............                  1,842,193
                                                                     -----------
                  Gain on sale.......................                $ 2,847,708
                                                                     ===========


         Assets and liabilities at December 31, 2001 and 2000 of the sold operations are summarized below:

                                                                         2001            2000
                                                                         ----            ----

                  Receivables........................                $        --      $ 7,566,543
                  Accounts payable and accrued payable                    48,927          220,239
                  Accrued compensation...............                    (56,209)         169,443
                  Other liabilities..................                    598,838          298,639
                  Note payable.......................                         --          107,441
                  Income taxes payable...............                  1,842,193        8,016,752
                  Payable to insurance companies.....                         --        1,490,914

         Revenue and profit/(loss) for the insurance operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                  2001            2000              1999
                                                                  ----            ----             ----

                  Revenue............................         $ 12,329,562    $ 12,684,196       $ 9,380,900
                  Pre-tax income.....................            1,660,855       1,448,230           386,561
                  After-tax income...................              786,355       1,194,321           214,110

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 3 - ACQUISITIONS, DISPOSALS AND SALES (Continued)

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

                                                                  2000                1999
                                                                  ----                ----

                  Sale price.........................           $ (55,200)       $ 205,200
                  Value of fixed assets and goodwill.                  --         (192,205)
                  Costs to close the location........                 248         (142,482)
                                                                ---------        ---------
                  Loss on the sale...................           $ (54,952)       $(129,487)
                                                                =========        =========

         Equity Insurance Managers of Illinois, L.L.C. was formed to acquire insurance contracts from an existing business in 1996. A subsidiary of Equity Underwriting Group owned 55% of this limited liability company.
         The transaction was reported under the purchase method of accounting and this continued with our acquisition of Equity Underwriting Group in December 1998. In 1999, the seller agreed to a reduction of the unpaid balance of the note resulting from the sale in the amount of $255,628.
         The reduction of this price reduced the goodwill reported under the original purchase. The minority owner of the new limited liability company turned in stock certificates and gave up all rights to ownership during 1999. The receivable from the minority owner of $565,566, due to its share of operating losses, has been adjusted and recorded as a reduction of retained earnings in 1999.

         During 2000, we discontinued our Strategic Fund Services operation and Archer Trading operation, in addition to Equity Insurance Managers of Illinois, L.L.C. As of June 2000, we ceased funding Archer Trading,
         Inc.'s losses. The losses of these three discontinued operations, including the loss on the sale of the Equity Insurance Managers of Illinois book of business, resulted in the following:

                                                                     2001               2000              1999
                                                                     ----               ----              ----

                  Gross revenue......................            $     902          $   96,896       $   303,099
                  Loss from discontinued operations..              (23,347)           (412,224)         (761,860)

         Assets and liabilities at December 31, 2001 and 2000 of the discontinued operations are summarized below:

                                                                     2001               2000
                                                                -------------       -------------

                  Receivables.............................      $          --       $      10,610
                  Accounts payable and accrued payable....             30,053              29,869
                  Payable to parent.......................          1,596,748           1,662,748




                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------



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

         As of December 31, 2001, 2000 and 1999, options to acquire 89,396,
         104,086 and 105,961 shares, respectively, of our common stock were outstanding pursuant to our Stock Incentive Plan.

         In addition, as of December 31, 2001, our board had granted options to acquire 60,000 shares of our common stock outside of such plan. The holder of such options may purchase such options through the surrender to us of a promissory note issued by VSX Holdings, LLC in the amount of $3.0 million. Please see note 17.

         As of December 31, 2001, 2000 and 1999, the following number of options were outstanding at the following option exercise prices:

                                                                   2001            2000            1999
                                                                   ----            ----            ----

                  $25.00 per share...................               5,390           6,350            6,400
                    27.50 per share..................              18,231          19,186           19,551
                    30.25 per share..................                 500             500              500
                    40.00 per share..................              64,275          77,050           79,010
                    44.00 per share..................               1,000           1,000              500
                    45.00 per share..................                  --          66,666               --
                    50.00 per share..................              60,000              --               --

         As of December 31, 2001, 71,596 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                  Options outstanding at December 31, 2000................................         170,752
                  Options exercised during period.........................................              --
              Forfeitures at $25.00 per share.............................................            (960)
                  Forfeitures at $27.50 per share.........................................            (955)
                  Forfeitures at $40.00 per share.........................................         (12,775)
                  Option to acquire 66,666 shares at $45.00 per share converted to option to
                     acquire 60,000 shares at $50.00 per share............................          (6,666)
                  Options outstanding at December 31, 2001................................         149,396



                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------



Note 5 - DEBT AND RELATED MATTERS

         In December 2001, we repaid an outstanding term loan (with a principal balance of $1,893,750 as of December 31, 2000) with a portion of the proceeds from the sale of our insurance operations.

         At December 31, 2000, Equity Insurance Managers, Inc. had $107,440 in bank borrowings from Unified Banking Company, which was eliminated in consolidation. A $350,939 loan outstanding at December 31, 2000 was repaid upon the sale in August 2001 of the property securing the loan.

         At December 31, 2001 and 2000, outstanding debt consisted of the following:

         Bank notes payable:                                             2001          2000
         ------------------                                           -----------   -----------

         Term loan, interest at prime............................    $        --   $ 1,893,750

         Payable in monthly installments including interest at prime plus 0.5%, final payment due December 31, 2001, collateralized by communication and computer hardware
         and software............................................             --        32,699

         Payable in monthly installments including interest at
         8.25%, final payment due March 31, 2014, collateralized
         by equipment............................................             --       350,939

         Payable in monthly installments including interest at
         10.4%, final payment due April 26, 2002, collateralized
         by equipment............................................          3,153         9,613
                                                                     -----------   -----------

         Total...................................................          3,153     2,287,001
                                                                     -----------   -----------

         Less current maturities.................................          3,153     1,944,662
                                                                     -----------   -----------
         Long-term portion.......................................    $        --   $   342,339
                                                                     ===========   ===========


         Lines of credit at December 31, 2001 and 2000 consisted of the following:

         Lines of credit:                                                2001          2000
         ---------------                                              -----------   -----------

         Payable at maturity, June 30, 2002, interest at prime,
         secured by assignment of receivables....................      1,064,780     1,660,000

         Payable at maturity, December 31, 2002, interest at 10.25%       40,000         8,626
                                                                       ---------     ---------

                Total............................................    $ 1,104,780   $ 1,668,626
                                                                     ===========   ===========


                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------



Note 6 - CAPITAL LEASE OBLIGATIONS


         We lease both computer and office equipment under capital leases. Such lease obligations are payable over a 60-month period. Following is a summary of future minimum lease payments under capitalized lease obligations as of December 31, 2001 and 2000:

                                                                        2001          2000
                                                                        ----          ----

                  2001...........................................    $        --   $     8,355
                  2002...........................................            724           724
                  2003...........................................            482           422
                                                                     -----------   -----------
                                                                           1,206         9,501
                  Less:  amount representing interest                        157           568
                                                                     -----------   -----------
                          Total..................................    $     1,049   $     8,933
                                                                     ===========   ===========

         We did not acquire equipment through capital lease obligations during the years ended December 31, 2001 and 2000.

Note 7 - RENTAL AND LEASE INFORMATION

         We, through our subsidiary, Unified Banking Company, lease our corporate headquarters and administrative office facilities located at 2424 Harrodsburg Road, Lexington, Kentucky, which facility has approximately 1,700 square feet, and is leased pursuant to an operating lease expiring in 2006. The lease includes provisions for adjustment of operating costs and real estate taxes.

         We also maintain administrative offices at the corporate offices of Unified Financial Securities, Inc. and Unified Fund Services, Inc, each of which is located at 429-431 N. Pennsylvania Street, Indianapolis, Indiana and One Firstar Plaza, Saint Louis, Missouri.

         At December 31, 2001, we were committed to minimal rental payments under certain non-cancellable operating leases. Generally, these leases include cancellation clauses. The aggregate minimum rental commitments required under operating leases for office space and equipment at December 31, 2001 for all operations were as follows:

                  FOR THE YEARS ENDING DECEMBER 31,                                 LEASE COMMITMENTS
                  ---------------------------------                                 -----------------

                                    2002...................................             $     859,966
                                    2003...................................                   579,995
                                    2004...................................                   490,646
                                    2005...................................                   428,271
                                    Thereafter.............................                 1,432,590
                                                                                        -------------
                                           Total...........................             $   3,791,468
                                                                                        =============

         We lease certain office facilities and equipment. Rental expense for the years ended December 31, 2001, 2000 and 1999 were $1,206,657,
         $1,006,325 and $973,820, respectively.




                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 8 - LEGAL PROCEEDINGS

         We are a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our financial position or results of operations.

Note 9 - EMPLOYEE BENEFIT PLANS

         We and our subsidiaries provide a defined contribution retirement plan that covers substantially all employees. Our board of directors determines contributions to the plan. For the years ended December 31, 2001, 2000 and 1999, our board of directors did not make any contributions.

         We also maintain a 401(k) plan for the consolidated companies. The plan includes a matching for funds contributed. We will match the employee's contribution up to fifty percent of the first six percent of an employee's pre-tax contribution.

Note 10 -CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
         REQUIREMENTS

         Unified Financial Securities, our brokerage subsidiary, is subject to the Securities and Exchange Commission's Uniform Net Capital Rule
         ("Rule 15c3-1"), which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or
         (ii) $50,000, whichever is greater, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At December 31, 2001 and 2000, Unified Financial Securities' net capital was $107,637 and $374,461, respectively, and its ratio of aggregate indebtedness was
         4.06 to 1 and 1.44 to 1.

         Pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange
         Commission, Unified Financial Securities calculates its reserve requirement and segregates cash and/or securities for the exclusive benefit of its customers on a periodic basis. The reserve requirement for Unified Financial Securities was $0 at December 31, 2001 and 2000.
         Balances segregated in excess of reserve requirements are not restricted.

         As disclosed in note 1, Unified Financial Securities acquired substantially all of the assets of Commonwealth Investment Services and AmeriPrime Financial Securities on January 31, 2000 and December 31,
         2000, respectively. As of such dates, Commonwealth Investment Services and AmeriPrime Financial Securities, respectively, ceased operations.

Note 11- COMMON AND PREFERRED STOCK

         Common Stock:

         We have 20,000,000 authorized shares of our common stock.

         Effective December 10, 1998, we commenced a private placement offering to sell a maximum of 1,750,000 shares of our common stock. Effective
         September 27, 1999, the size of the offering was reduced to 750,000 shares of our common stock, which shares were offered at a price of $40.00 per share. The offering terminated on March 31, 2000. For the years ended December 31, 2000 and 1999, we issued 11,530 and 238,270 shares, respectively, of our common stock


                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 11- COMMON AND PREFERRED STOCK (Continued)

         (including 10,929 and 37,545 shares, respectively,  from treasury). For the years ended  December 31, 2000 and 1999,  aggregate  brokerage fees of
         $20,500  and  $901,780,  respectively,  were  paid  to  our  brokerage subsidiaries in connection with this private placement offering, which amount is  inclusive  of $18,300  and  $2,400,  respectively,  paid to external brokerage firms.

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

         Preferred Stock:

         As of December 31, 2001 and 2000, our total preferred shares authorized was 1,000,000 with a par value of $.01 per share. Of such authorized shares, 200,000 shares are designated Series D Convertible Junior
         Participating Preferred Stock. We have reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated
         August 26, 1998 between us and Unified Fund Services, as rights agent.
         On August 26, 1998, our board of directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of our common stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998.
         Generally, each Preferred Stock purchase right, when exercisable, entitles the registered holder to purchase from our company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

Note 12 - INCOME TAXES

         Consolidated net operating loss carryforwards at December 31, 2001, 2000 and 1999 amounted to approximately $14,100,000, $17,500,000 and
         $16,191,000, respectively, expiring from 2004 to 2016.

         Consolidated State of Indiana net operating loss carryforwards at December 31, 2001, 2000 and 1999 amounted to approximately $1,400,000,
         $16,000,000 and $15,000,000, respectively, expiring from 2004 to 2016.

         We decreased our net operating loss carryforwards by approximately
         $3,400,000 in 2001. We increased our net operating loss carryforwards by approximately $2,500,000 in 2000, which reduced current consolidated
         Federal income tax expense to zero.

         We record deferred income taxes in accordance with Financial Accounting
         Standard No. 109. The deferred tax liability in our consolidated financial statements as of December 31, 2001, 2000 and 1999 were as follows:

                                                                2001            2000           1999
                                                                ----            ----           ----

         Deferred tax assets...................              $ (287,435)     $ (80,037)     $ (130,927)
         Deferred tax liability................                  68,461         14,308         168,936
                                                             ----------      ---------      ----------
         Net deferred tax liability............              $ (218,974)     $ (65,729)     $   38,009
                                                             ==========      =========      ==========

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------

Note 12 - INCOME TAXES (Continued)

         The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                                2001            2000           1999
                                                                ----            ----           ----
         Current income tax:
                  Federal......................               $ 115,473      $      --      $   48,083
                  State and local..............                 207,489         35,000          32,470
                                                              ---------      ---------      ----------
                     Total current income tax..                 322,962         35,000          80,553
                                                              ---------      ---------      ----------
         Deferred income tax:
                  Federal......................                 (77,514)                --     (37,863)
                  State and local..............                 (21,800)            --         (12,960)
                                                              ---------      ---------      ----------
                     Total deferred............                 (99,314)            --         (50,823)
                                                              ---------      ---------      ----------
                        Total income tax.......               $ 223,648      $  35,000      $   29,730
                                                              =========      =========      ==========

Note 13 -RELATED PARTY TRANSACTIONS

         As of December 31, 2001, $7,697,306 was eliminated from both bond investments and deposits on our Consolidated Statements of Financial
         Condition, which amount represented cash on deposit at our bank from various subsidiaries of our company.

Note 14 -FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair value of our financial instruments at December 31, 2001, 2000 and 1999.
         Financial Accounting Standard No. 107, "Disclosures about Fair Value of
         Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                 DECEMBER 31,
                           ---------------------------------------------------------------------------------------
                                     2001                            2000                            1999
                           ---------------------------------------------------------------------------------------
                           CARRYING           FAIR        CARRYING            FAIR         CARRYING          FAIR
(IN THOUSANDS)              AMOUNT            VALUE        AMOUNT             VALUE         AMOUNT           VALUE
                            ------            -----        ------             -----         ------           -----

Financial assets
Cash and cash equivalents $ 8,844         $   8,844      $ 5,582        $    5,582      $   5,714         $  5,714
Investment in:
Mutual funds and
      securities             555                555          573               573            419              419
Mutual funds - affiliates     --                 --          --                 --            326              326
Receivables                5,480               5,480      13,086            13,086          9,605            9,605
Prepaid and sundry           425                 425         297               297            775              775

Financial obligations
Current liabilities       61,825              61,825      49,411            49,411         19,083           19,083
Capital lease obligation       1                   1           9                 9             39               39
Long-term debt                 3                   3       2,287             2,287          2,858            2,858


                        UNIFIED FINANCIAL SERVICES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------


Note 15 -DISCLOSURES ABOUT REPORTING SEGMENTS

         We have five reportable operating segments: trust and retirement services; mutual fund administration services; banking; brokerage; and investment advisory services. In addition, we also report corporate as a separate segment. Discontinued operations are excluded from reported operating segments.

         The accounting policies of these segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.
         Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, gross profit, capital expenditures and depreciation and amortization were as follows for the years ended December 31, 2001, 2000 and 1999 and total assets were as follows as of December 31, 2001 and 2000:







                         UNIFIED FINANCIAL SERVICES, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                        --------------------------------

Note 15 -DISCLOSURES ABOUT REPORTING SEGMENTS (Continued)


     (In thousands)                                             2001          2000          1999
                                                            -----------   -----------   -----------
     Revenues
         Trust and retirement.............................  $     4,820   $     4,330   $     4,110
         Mutual fund administration.......................        5,410         4,790         2,776
         Banking..........................................        2,083         1,387           533
         Brokerage........................................        2,791         3,115         4,597
         Investment advisory..............................        1,961         1,938         1,866
         Corporate........................................          562           486           944
                                                            -----------   -----------   -----------
              Total.......................................  $    17,627   $    16,046   $    14,826
                                                            ===========   ===========   ===========

     Gross profit
         Trust and retirement.............................  $     4,050   $     4,025   $     3,868
         Mutual fund administration.......................        4,716         4,042         2,302
         Banking..........................................        2,083         1,387           533
         Brokerage........................................        1,070         1,165         2,258
         Investment advisory..............................        1,772         1,714         1,696
         Corporate........................................          514           484           944
                                                            -----------   -----------   -----------
              Total.......................................  $    14,205   $    12,817   $    11,601
                                                            ===========    ==========   ===========

     Capital expenditures
         Trust and retirement.............................  $       139   $       272   $        84
         Mutual fund administration.......................           25            87            91
         Banking..........................................           77           630           889
         Brokerage........................................            8             6            28
         Investment advisory..............................           12            --            26
         Corporate........................................          353           450           910
                                                            -----------   -----------   -----------
              Total.......................................  $       614   $     1,445   $     2,028
                                                            ===========   ===========   ===========

     Depreciation and amortization
         Trust and retirement.............................  $       131   $        89   $        65
         Mutual fund administration.......................          109            82            67
         Banking..........................................          162           153            84
         Brokerage........................................           18            35            36
         Investment advisory..............................          130           139           140
         Corporate........................................          199           208           159
                                                            -----------   -----------   -----------
              Total.......................................  $       749   $       706   $       551
                                                            ===========   ===========   ===========

     Total assets
         Trust and retirement.............................  $     2,837   $     3,793
         Mutual fund administration.......................        1,909         2,286
         Banking..........................................       64,344        44,634
         Brokerage........................................          778         1,346
         Investment advisory..............................        1,428         1,981
         Corporate........................................        8,895        11,086
                                                            -----------   -----------
              Total.......................................  $    80,191   $    65,126
                                                            ===========   ===========



                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999
                        --------------------------------


Note 16 -UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

         Unified Banking Company commenced operations on November 1, 1999.
         Included in our Consolidated Statements of Financial Conditions at
         December 31, 2001 and 2000 were the bank's total assets of $69,790,211 and $42,365,604, respectively, and total liabilities of $63,911,290 and $35,856,084, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                      2001              2000
                                                                      ----              ----

         Cash ............................................       $   164,433        $   124,952
         Due from banks...................................         1,357,483          1,162,639
         Federal funds sold...............................         4,033,000          7,667,000
         Investments in securities:
              US agency securities........................        19,071,837         10,841,435
              FHLB stock..................................           196,300            100,000
         Loans:
              Real estate loans...........................        26,482,150         14,569,481
              Commercial loans............................        11,047,590          4,257,141
              Installment loans...........................         6,573,173          2,419,352
              Other loans.................................            32,664              1,141
              Allowance for loan losses...................           430,000            305,000
         Bank deposits:
              Demand deposits.............................        14,637,467          3,468,441
              Official checks.............................         1,603,610             64,135
              NOW accounts................................         1,159,688            426,457
              Money market accounts.......................         6,543,341         12,724,377
              Savings accounts............................            55,495             34,935
              Time deposits...............................        34,584,509         16,648,180
              Other interest-bearing deposits.............         5,018,738          1,157,109
         Federal and borrowed funds.......................                --          1,143,000

Note 17 -INVESTMENT IN AFFILIATE

         On May 23, 2000, we subscribed for 10 shares of VSX Holdings, LLC, a
         Delaware limited liability company, in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990 (19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. Our investment in VSX
         Holdings is accounted for on the cost method of accounting.

         VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX
         Holdings, a third-party investor made a $3.0 million loan to VSX
         Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2002, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $50, $55, $60 and

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                        --------------------------------


Note 17 -INVESTMENT IN AFFILIATE (Continued)

         $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2002 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue 60,000 shares of stock (54,545 after May 23, 2002) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

         We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings.
         For the years ended December 31, 2001 and 2000, we received payments totaling $419,977 and $1,535,504, respectively, from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the years ended December 31, 2001 and 2000. At
         December 31, 2001, we had $400,000 in borrowings payable to VSX
         Holding, LLC to be repaid in February 2002.


Note 18 - INCOME (LOSS) PER SHARE OF STOCK

         Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares (outstanding stock options).

         Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method.
         Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the years ended December 31, 2001 and 2000, potential common shares of -0- and 67,666, respectively, were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.

Note 19 -SUBSEQUENT EVENTS

         Effective as of January 1, 2002, Unified Trust Company, National
         Association became a wholly owned subsidiary of Unified Banking Company upon the contribution of all of its capital stock to Unified Banking
         Company. As of December 31, 2001, Unified Trust Company, National
         Association reported consolidated capital at $2.4 million, which increased Unified Banking Company's consolidated capital to $8.3 million as of January 1, 2002.






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------------------------------------------

         Not applicable.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -------------------------------------------------------------

         Information regarding our directors is contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Proposal 1:
Election of Directors" and is incorporated herein by reference. Information regarding our executive officers is contained in this report under Item
4A--"Executive Officers of the Registrant" and is incorporated herein by reference.

         Information regarding compliance with Section 16(a) of the Securities
Exchange Act of 1934, as amended, is included in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial
Ownership Reporting Compliance," and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

         Information regarding executive compensation is contained in our Proxy
Statement for the 2002 Annual Meeting of Stockholders under the captions "Report of Audit, Nominating and Compensation Committee on Executive Compensation and
Audit Matters" and "Compensation of Executive Officers," and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          ---------------------------------------------------------------

         Information regarding security ownership of certain beneficial owners and management is contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial
Owners and Management," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ------------------------------------------------

         Information regarding certain relationships and related transactions is contained in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the captions "Board of Directors and Committees" and "Certain
Relationships and Related Transactions," and is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

         (a)      Exhibits:

                  See Exhibit Index on pages 57-59 hereto.

         (b)      Reports on Form 8-K.

                  On December 28, 2001, we filed a Current Report on Form 8-K to report, pursuant to Item 2 of Form  8-K,  our sale and  assignment  of  substantially  all of the assets and  liabilities,  respectively,  of our insurance  subsidiaries,  Equity
Insurance Managers, Inc., Equity Insurance Administrators, Inc. and

21st Century  Claims  Service,  Inc.,  to Arthur J.  Gallagher & Company,  which transaction closed on December 17, 2001. In connection with such transaction, we received $8.4 million in cash and a note  receivable in the principal  amount of
$800,000. An additional $800,000 was deposited by Arthur J. Gallagher & Co. into an  escrow  account  and  will be  subject  to  reduction  based  upon possible indemnification  claims of Arthur J.  Gallagher & Co.  pursuant to the purchase agreement. The note is payable on or before February 16, 2003, and is subject to possible  reduction in the principal due thereunder in the event certain revenue or income  targets are not met by Arthur J.  Gallagher & Co. for the year ending
December 31, 2002 with respect to the business that it acquired from us.

         In such Current Report on Form 8-K, we filed the following unaudited pro forma consolidated financial statements:

         (i)      Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2001;
         (ii)     Unaudited Pro Forma Consolidated Statement of Operations for the Nine Months Ended September
                  30, 2001; and
         (iii)    Unaudited Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2000.




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 20th day of February 2002.

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                  (Registrant)


                                                     By /s/ Timothy L. Ashburn
                                                       ------------------------------------------------------------
                                                       Timothy L. Ashburn, Chairman of the Board and Chief
                                                       Executive Officer



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                      Title                                  Date


/s/ Timothy L. Ashburn                      Chairman of the Board                       February 20, 2002
------------------------------------
Timothy L. Ashburn                          and Chief Executive Officer



/s/ John S. Penn                            President, Chief Operating                  February 20, 2002
------------------------------------
John S. Penn                                Officer and Director



/s/ Thomas G. Napurano                      Executive Vice President,                   February 20, 2002
------------------------------------
Thomas G. Napurano                          Chief Financial Officer
                                            and Director



/s/ Philip L. Conover                       Director                                    February 20, 2002
------------------------------------
Philip L. Conover



/s/ Weaver H. Gaines                        Director                                    February 20, 2002
------------------------------------
Weaver H. Gaines



/s/ Jack R. Orben                           Director                                    February 20, 2002
------------------------------------
Jack R. Orben







                                  EXHIBIT INDEX

Ex. No.                            Description
                                   -----------

    3.1(a)        Amended and Restated Certificate of Incorporation of the
                  Company, filed as Exhibit 4.1(a) to the Company's Quarterly
                  Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

    3.1(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1(b) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, is incorporated herein by reference.

    3.1(c) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, is incorporated by reference herein.

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

   10.1 Employment Agreement, dated as of June 1, 1997, by and between Health Financial, Inc. and Dr. Gregory W. Kasten, filed as
                  Exhibit 10.1 to Amendment No. 1 to the Company's Registration
                  Statement on Form 10-SB, is incorporated herein by reference.*

   10.2 Employment Agreement, dated as of December 31, 1999, by and between the Company and Charles H. Binger, filed as Exhibit
                  10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

   10.3 Employment Agreement, dated as of December 31, 1999, by and between the Company and David F. Morris, filed as Exhibit
                  10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

   10.4           Employment Agreement, dated as of April 30, 2001, by and
                  between Fiduciary Counsel, Inc. and Jack R. Orben, filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                  for the quarter ended September 30, 2001, is incorporated
                  herein by reference.*
                                       57


   10.5           Amended and Restated Unified Financial Services, Inc. 1998
                  Stock Incentive Plan, filed as Annex A to the Company's Proxy
                  Statement for the Company's 1999 Annual Meeting, is incorporated herein by reference.*

   10.6           First Amendment to Amended and Restated Unified Financial
                  Services, Inc. 1998 Stock Incentive Plan, is filed herewith.*

   10.7 First Amendment to Loan Agreement, dated as of June 28, 2000, by and among Bank One, Kentucky, NA, the Company, Commonwealth
                  Premium Finance Corporation and Equity Underwriting Group,
                  Inc., filed as Exhibit 10.8 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

   10.8           Renewal Revolving Credit Note, dated as of June 28, 2000, by
                  Commonwealth Premium Finance Corporation in favor of Bank One,
                  Kentucky, NA, filed as Exhibit 10.9 to the Company's Annual
                  Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

   10.9           Second Amendment to Loan Agreement, dated as of December 11,
                  2000, by and among Bank One, Kentucky, NA, the Company,
                  Commonwealth Premium Finance Corporation, Equity Insurance
                  Managers, Inc., Equity Insurance Administrators, Inc. and
                  21st Century Claims Service, Inc., filed as Exhibit 10.10 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, is incorporated herein by reference.

   10.10          Stock Pledge and Security Agreement, dated as of December 11,
                  2000, by and between the Company and Bank One, Kentucky, NA, filed as Exhibit 10.11 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000, is incorporated herein by reference.

   10.11          Third Amendment to Loan Agreement, dated as of February 27,
                  2001, by and among Bank One, Kentucky, NA, the Company,
                  Commonwealth Premium Finance Corporation, Equity Insurance
                  Managers, Inc., Equity Insurance Administrators, Inc. and
                  21st Century Claims Service, Inc., filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000, is incorporated herein by reference.

   10.12          Renewal Term Note, dated as of February 27, 2001, by the
                  Company in favor of Bank One, Kentucky, NA, filed as Exhibit
                  10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.

   10.13          Guaranty of Payment and Performance, dated as of February 27,
                  2001, by the Company in favor of Bank One, Kentucky, NA, filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference.



   10.14          Fourth Amendment to Loan Agreement and Amendment to Promissory
                  Notes, dated September 1, 2001, by and among Bank One,
                  Kentucky, N.A., Commonwealth Premium Finance Corporation, the Company, Equity Insurance Managers, Inc., Equity Insurance
                  Administrators, Inc. and 21st Century Claims Service, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

  10.15           Purchase Agreement, dated December 17, 2001, by and among Arthur
                  J. Gallagher & Co., the Company, Equity Insurance Managers,
                  Inc., Equity Insurance Administrators, Inc. and 21st Century
                  Claims Service, Inc., filed as Exhibit 10 to the Company's
                  Current Report on Form 8-K, dated December 17, 2001, is incorporated herein by reference.

   11.1           Computations of Earnings per share, is filed herewith.

   21.1           List of Subsidiaries, is filed herewith.

   23.1 Consent of Larry E. Nunn & Associates, LLC with respect to its report dated February 7, 2002 regarding the consolidated financial statements of the Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999, is filed herewith.

   24.1           Power of Attorney (included on signature page hereto).

---------------

* Management contract or compensatory plan or arrangement.
                                       59