Form 10-Q
period 2002-03-31
UNIFIED FINANCIAL SERVICES INC
filed 2002-05-15
CIK 1033926




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

For the quarterly period ended                                     MARCH 31, 2002
                               ------------------------------------------------------------------------------------



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


                                                                                  Number of shares
               Title of class                                               outstanding as of May 1, 2002
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






                                         UNIFIED FINANCIAL SERVICES, INC.
                                                   FORM 10-Q

                                                     INDEX
                                                                                                   Page
                                                                                                   ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - March 31, 2002 (Unaudited)
                  and December 31, 2001.............................................................. 1

                  Consolidated Statements of Operations (Unaudited) - Three Months Ended
                  March 31, 2002 and 2001............................................................ 3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Three
                  Months Ended March 31, 2002 and 2001............................................... 4

                  Consolidated Statements of Cash Flow (Unaudited) - Three Months Ended
                  March 31, 2002 and 2001.............................................................5

                  Notes to Consolidated Financial Statements..........................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................16

                  Cautionary Statement Regarding Forward-Looking Statements..........................16

                  General............................................................................16

                  Comparison of Results for the Three Months Ended March 31, 2002 and 2001...........17

                  Liquidity and Capital Resources....................................................19

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk..........................21

PART II.          OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Securityholders.................................25

     Item 5.      Other Information..................................................................25

     Item 6.      Exhibits and Reports on Form 8-K...................................................26

SIGNATURES...........................................................................................27

EXHIBIT INDEX........................................................................................28





PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS
                                                       ------

                                                                              MARCH 31,             DECEMBER 31,
                                                                                2002                    2001
                                                                          --------------          ----------------
Current Assets
     Cash and cash equivalents.........................................   $    7,116,257         $    8,844,482
     Due from banks....................................................        1,582,916              1,357,483
     Federal funds sold................................................               --              4,033,000
     Bond investments (see note 15)....................................       17,333,589             11,374,531
     Investment in securities and non-affiliated
       mutual funds....................................................          594,414                555,013
     Note receivable...................................................          800,000                800,000
     Loans (net of allowance for loan losses of $450,000
       for 2002 $430,000 for 2001).....................................       52,218,461             43,705,576
     Accounts receivable (net of allowance for
       doubtful accounts of $92,710 for 2002 and
       $260,299 for 2001)..............................................        6,046,957              5,480,214
     Prepaid assets and deposits.......................................          400,173                425,061
     Deferred tax asset................................................          282,109                287,435
                                                                          --------------         --------------

         Total current assets..........................................       86,374,876             76,862,795
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $2,426,165 for 2002 and
       $2,330,472 for 2001)............................................        2,214,239              2,277,430
                                                                          --------------         --------------

         Total fixed assets............................................        2,214,239              2,277,430
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 13).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2002 and 2001) (see note 3)........................        1,006,061              1,006,061
     Other non-current assets..........................................           43,696                 43,696
                                                                          --------------         --------------

         Total non-current assets......................................        1,050,767              1,050,767
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   89,639,882         $   80,190,992
                                                                          ==============         ==============

(Continued on next page)

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2002                  2001
                                                                            ----------------      ----------------

Current Liabilities:
     Current portion of capital lease obligations.......................     $         620         $         595
     Current portion of bank borrowings.................................                --                 3,153
     Federal funds......................................................           435,000                    --
     Borrowed funds.....................................................         5,002,345                    --
     Bank line-of-credit................................................         1,295,678             1,104,780
     Deposits (see note 15).............................................        61,333,769            55,905,541
     Accounts payable and accrued expenses..............................         1,352,737             2,448,177
     Accrued compensation and benefits..................................           447,303               570,883
     Payable to broker-dealers..........................................           109,941               142,985
     Income taxes payable...............................................           219,982               215,027
     Deferred income taxes..............................................            19,828                55,608
     Other liabilities..................................................         1,916,791             1,382,025
                                                                             -------------         -------------

         Total current liabilities......................................        72,133,994            61,828,774
                                                                             -------------         -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations.....................               290                   454
     Deferred income taxes..............................................            12,853                12,853
     Other long-term liabilities........................................           810,000             1,600,000
                                                                             -------------         -------------
         Total long-term liabilities....................................           823,143             1,613,307
                                                                             -------------         -------------

              Total liabilities.........................................        72,957,137            63,442,081
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share.............................            33,277                33,277
     Additional paid-in capital.........................................        16,187,294            16,187,294
     Retained earnings..................................................           224,252               231,300
     Accumulated other comprehensive income.............................           237,922               297,040
                                                                             -------------         -------------
              Total stockholders' equity................................        16,682,745            16,748,911
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  89,639,882           $80,190,992
                                                                             =============         =============


See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                      -----------------------------------------
                                                                          2002                        2001
                                                                      --------------             --------------
REVENUE:

     Gross revenue (see note 11)..............................        $    4,374,335             $    4,354,300
                                                                      --------------             --------------
         Total gross revenue..................................             4,374,335                  4,354,300
                                                                      --------------             --------------
COST OF SALES:
     Cost of sales (see note 11)..............................               827,274                    739,816
                                                                      --------------             --------------
         Total cost of sales..................................               827,274                    739,816
                                                                      --------------             --------------
GROSS PROFIT (see note 11)....................................             3,547,061                  3,614,484
                                                                      --------------             --------------

EXPENSES:
     Employee compensation and benefits.......................             2,512,107                  2,540,109
     Mail and courier.........................................                35,230                     51,981
     Telephone................................................                73,106                    121,157
     Equipment rental and maintenance.........................               152,176                    139,535
     Occupancy................................................               225,941                    229,605
     Depreciation and amortization............................                95,694                    223,547
     Professional fees........................................                47,277                    249,914
     Interest.................................................                 3,982                     71,625
     Program administration fees..............................              (143,067)                    13,183
     Provision for bad debt...................................                28,209                    106,734
     Provision for loan losses................................                30,000                     40,000
     Business development costs...............................                11,500                     10,432
     Other operating expenses (see note 13)...................               480,334                    271,531
                                                                      --------------             --------------
         Total expenses.......................................             3,552,489                  4,069,353
                                                                      --------------             --------------

     Loss from continuing operations..........................                (5,428)                  (454,869)
     Other loss...............................................                (6,095)                   (32,547)
     Income tax benefit.......................................                 3,338                    498,784
                                                                      --------------             --------------

     Net income (loss) from continuing operations.............                (8,185)                    11,368
                                                                      --------------             --------------

Income (loss) from discontinued operations (net of
     income taxes of $8,338 and $266,862, respectively).......                 1,137                    191,287
                                                                      --------------             --------------
Net income (loss).............................................        $       (7,048)            $      202,655
                                                                      ==============             ==============

Per share earnings (loss)
     Basic common shares outstanding..........................             2,877,634                  2,880,028
     Net income (loss) - basic................................        $           --             $         0.07

     Fully diluted common shares outstanding..................             2,877,634                  3,050,530
     Net income (loss) - fully diluted........................        $           --             $         0.07

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                      -----------------------------------------
                                                                          2002                        2001
                                                                      --------------             --------------

Net income (loss).............................................        $       (7,048)            $      202,655
Other comprehensive income (loss), net of tax
     Unrealized gain (loss) on securities, net of
         reclassification adjustment..........................               (59,118)                    55,136
                                                                      --------------             --------------

Comprehensive income (loss)...................................        $      (66,166)            $      257,791
                                                                      ==============             ==============

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                      -------------------------------------------
                                                                          2002                        2001
                                                                      --------------               --------------
  CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)............................................      $      (7,048)             $    202,655
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Income tax payable.....................................              4,955                    12,936
         Deferred income taxes (benefit)........................            (30,454)                   65,729
         Provision for depreciation and amortization............             95,694                   280,325
         Provision for loan losses..............................             30,000                    40,000
         Provision for bad debt.................................             28,209                   103,519
         Amortization of bond discount..........................             (7,959)                   (5,389)
         Change in market value of securities...................             93,435                   102,407
         Comprehensive income (loss)............................            (59,118)                   55,136
         Loss on sale/disposal of securities....................              2,232                    13,656
         (Increase) decrease in operating assets
              Receivables.......................................           (594,952)               (1,102,006)
              Loan receivables..................................         (8,542,885)               (6,945,051)
              Prepaid and sundry assets.........................             24,888                    16,033
              Other non-current assets..........................                  -                    14,574
         Increase (decrease) in operating liabilities
              Deposits..........................................          5,428,228                29,417,233
              Accounts payable and accrued expenses.............         (1,128,484)                  823,986
              Accrued compensation and benefits.................           (123,580)                  (10,617)
              Other liabilities.................................           (255,233)                  552,540
                                                                      -------------              ------------
         Net cash provided by (used in) operating activities....         (5,042,072)               23,637,666
                                                                      -------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment........................................            (32,503)                 (286,723)
   Due from banks...............................................           (225,433)                  564,647
   Federal funds sold/purchased.................................          4,468,000                (2,448,000)
   Bond investments.............................................         (6,040,671)              (19,841,822)
   Securities sold/purchased under agreement to repurchase......                  -                (1,131,000)
   Borrowed funds...............................................          5,002,345                         -
   Proceeds from sale of securities.............................              8,274                        23
   Investments in securities and mutual funds...................            (53,770)                     (804)
                                                                      -------------              ------------
     Net cash provided by (used in) investing activities........          3,126,242               (23,143,679)
                                                                      -------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayment of borrowings......................................           (322,255)                 (535,560)
   Borrowings on line of credit.................................            510,000                         -
   Repayment of capital lease obligations.......................               (140)                   (3,228)
                                                                      -------------              ------------
   Net cash provided by (used in) financing activities..........            187,605                  (538,788)
                                                                      -------------              ------------

Net decrease in cash and cash equivalents.......................         (1,728,225)                  (44,801)

Cash and cash equivalents - beginning of year...................          8,844,482                 5,582,098
                                                                      -------------              ------------
Cash and cash equivalents - end of year.........................      $   7,116,257              $  5,537,297
                                                                      =============              ============

See accompanying notes.



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 1 -      NATURE OF OPERATIONS

              Unified Financial Services, Inc., a Delaware holding company for various financial services companies, was organized on December 7, 1989. We distribute our services via the traditional industry channels of our subsidiaries and via the Internet. Through our subsidiaries, all of which are wholly owned, we provide services primarily in five lines of business: trust and retirement services; mutual fund administration services; banking;
              brokerage; and investment advisory services.

Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation
              ---------------------
              The consolidated financial statements include the accounts of Unified Financial Services, Inc.
              and our subsidiaries after elimination of all material intercompany accounts and transactions.

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
             (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31,
              2002.

              The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

              Financial Statement Presentation
              --------------------------------
              Certain amounts in the 2001 financial statements have been reclassified to conform to the
              2002 presentation.

Note 3 -      NEW ACCOUNTING STANDARDS

              Statement of Financial Accounting Standards ("SFAS") No. 144,"ACCOUNTING FOR THE
              IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," is effective for fiscal years beginning after
              December 15, 2001,and interim periods within those fiscal years, with early application encouraged. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121,
              "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
              DISPOSED OF" and amends Accounting Principles Board Opinion No. 30, "REPORTING RESULTS
              OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." This
              statement develops one accounting model (based on the model in SFAS 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 3 -      NEW ACCOUNTING STANDARDS (Continued)

              accounting for discontinued operations. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarter ended March 31, 2002.

              Statement of Financial Accounting Standards No. 143, "ACCOUNTING FOR ASSET RETIREMENT
              OBLIGATIONS," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted this statement, which did not have a material impact on our consolidated financial position, results of operations or cash flows for the quarter ended March 31, 2002.

              Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE
              ASSETS," addresses the financial accounting and reporting for acquired goodwill and other intangible assets.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. This statement is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, we adopted
              SFAS 142 and ceased the amortization of goodwill (for the first quarter 2002 goodwill amortization would have been approximately $26,000 and would be approximately $104,000 for entire year 2002). Other provisions of this statement require that goodwill be measured periodically for impairment. We are currently in the process of fair valuing our reporting unit with goodwill in order to determine potential goodwill impairment, but have not yet determined the impact for 2002.

              Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS," requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. Management does not believe that this statement will have a material effect on our consolidated financial statements.

Note 4 -      OPTIONS

              Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock options;(b) nonqualified stock options; (c) stock appreciation rights; (d)restricted stock;
             (e) restricted stock units; and (f) performance awards.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 4 -      OPTIONS (Continued)

              Options granted under our plan may be nonqualified or incentive stock options and typically are granted at a price equal to the quoted market price (or valuation made by independent valuation experts) on our common stock on the trading day immediately prior to the date of grant. Generally, options granted will have a term of ten years from the date of the grant, and will vest in increments of 33% per year over a three-year period or be 100% vested on the date of grant. Effective as of December 31, 2001, in conjunction with the sale of our insurance operations, our board of directors extended to December 31, 2006 the exercise period of 13,255 options held by employees of our former insurance operations, irrespective of the date of termination of such employees. All other terms of such options, including the vesting schedules, were unchanged.

              As of March 31, 2002 and 2001, options to acquire 88,571 and 103,836 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 60,000 and 66,666 shares, respectively, of our common stock outside of such plan (see note 13). Such options have exercise prices as follows:

              A summary of our outstanding stock options as of March 31, 2002 and 2001 is as follows:

                                                                                   MARCH 31,
                                                               ------------------------------------------------
                                                                       2002                      2001
                                                               ---------------------     ----------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                               SHARES         PRICE       SHARES        PRICE
                                                               ------         -----       ------        -----

              Options outstanding at beginning of quarter..    149,396       $41.94       170,752      $ 41.94
              Granted......................................         --           --           --           --
              Forfeitures..................................        825        37.27           250        40.00
              Options outstanding at end of quarter........    148,571        41.97       170,502        41.94
              Options exercisable at end of quarter........    143,701        45.04       136,019        42.20
              Options available for future grants..........    161,429           na       146,164          na

              As of March 31, 2002, 58,016 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 4 -      OPTIONS (Continued)

              The following table summarizes information about outstanding and exercisable stock options at March 31, 2001.
                                                            OUTSTANDING
                                                             WEIGHTED-                            EXERCISABLE
                                                                                           -----------------------
                                                              AVERAGE       WEIGHTED-                     WEIGHTED-
                                                             REMAINING       AVERAGE                       AVERAGE
              EXERCISE PRICE OR              NUMBER OF      CONTRACTUAL     EXERCISE       NUMBER OF      EXERCISE
              RANGE OF EXERCISE PRICES        SHARES        LIFE (YRS.)       PRICE         SHARES          PRICE
              ------------------------        ------        -----------       -----         ------          -----

              $25.00.....................      5,390            6.33         $ 25.00         5,390         $25.00
              $27.50 - $30.25............     18,551            6.02           27.57        18,551          27.57
              $40.00 - $44.00............     64,630            6.11           40.06        59,760          40.07
              $50.00.....................     60,000            3.15           50.00        60,000          50.00

              We apply Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO
              EMPLOYEES," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial
              Accounting Standard Board Statement of Financial Accounting Standards No. 123,
              "ACCOUNTING FOR STOCK-BASED COMPENSATION," the effect would have been immaterial for the quarter ended March 31, 2002 (based upon the Black-Scholes option pricing model) and, in fact, would have been anti-dilutive for such quarter.

Note 5 -      BANK LINE OF CREDIT

              Bank line of credit at March 31, 2002 consisted of the following:

                                                                    MAXIMUM LINE      LINE OF CREDIT AT
                                                                      OF CREDIT        MARCH 31, 2002
                                                                      ---------        --------------
              Secured by assignment of receivables,
                 bears interest at prime......................       $ 2,000,000        $ 1,274,780
              Secured by other collateralized assets..........            50,000             20,898
                                                                     -----------        -----------
                     Total....................................       $ 2,050,000        $ 1,295,678
                                                                     ===========        ===========


Note 6 -      CAPITAL LEASE OBLIGATIONS

              We lease both computer and office equipment under a capital lease.
              The lease has a remaining term of approximately 17 months. The following is a summary of future minimum lease payments under capitalized lease obligations as of March 31, 2002:

                      YEAR ENDING MARCH 31,                                        AMOUNT
                      ---------------------                                        ------

                              2003.....................................           $   724
                              2004.....................................               302
                                                                                  -------
                                 Subtotal..............................             1,026
                              Less:  amount representing interest......              (116)
                                                                                  -------
                                      Total............................           $   910
                                                                                  =======

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 7 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the three months ended
              March 31, 2002 and 2001 were $225,941 and $229,605, respectively.

              At March 31, 2002, we were committed to minimal rental payments under certain noncancellable operating leases. As of March 31, 2002, the minimum future rental commitments for each of the succeeding five years subsequent to March 31, 2002 were as follows:

                               2003 ......................................$     717,757
                               2004 .......................................     553,667
                               2005 .......................................     482,734
                               2006 .......................................     428,271
                               2007 .......................................     425,325
                               Thereafter..................................     900,934
                                                                             ----------
                                    Total..................................  $3,508,688
                                                                             ==========

Note 8 -      COMMITMENTS AND CONTINGENCIES

              We are a party to various lawsuits, claims and other legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, all such matters are without merit or are of such kind, or involve such amounts, that unfavorable disposition would not have a material adverse effect on our consolidated financial position or results of operations.

Note 9 -      CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL
              REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform
              Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1.  At March 31, 2002, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $130,543 and 2.63 to 1, respectively.

              Unified Financial Securities is a fully disclosed broker-dealer.  As a result, pursuant to Rule
              15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial
              Securities is not required to segregate cash and/or securities for the benefit of its customers.

Note 10 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at March 31, 2002 and 2001. Financial Accounting Standards Board Statement
              No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTs," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 10 -     FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                                                                  MARCH 31,
                                                         --------------------------------------------------------
                                                                      2002                          2001
                                                         -------------------------        -----------------------
                                                            CARRYING         FAIR         CARRYING         FAIR
                                                             AMOUNT          VALUE         AMOUNT          VALUE
              (In thousands)                             -----------       --------       ---------      --------
              Financial assets:
                 Cash and cash equivalents............    $  7,116.3      $  7,116.3     $  5,582.1    $  5,582.1
                 Due from banks.......................       1,582.9         1,582.9          597.9         597.9
                 Bond investments.....................      17,333.6        17,333.6       30,605.1      30,605.1
                 Securities and mutual funds..........         594.4           594.4          541.5         541.5
                 Loans, net of allowance..............      52,218.5        52,218.5       27,739.7      27,739.7
                 Receivables (trade), net of allowance       6,046.9         6,046.9       14,084.5      14,084.5
                 Prepaid and sundry...................         400.2           400.2          281.2         281.2
              Financial liabilities:
                 Current liabilities..................      72,133.4        72,133.4       78,239.2      78,239.2
                 Capital lease obligation.............           1.0             1.0            5.7           5.7
                 Term debt............................                -               -     2,155.1       2,155.1

Note 11 -     DISCLOSURES ABOUT REPORTING SEGMENTS

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

              Our reportable segments are strategic business units that offer different products and services.
              They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the three months ended March 31, 2002 and 2001:

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 11 -     DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                                                AS OF OR FOR THE
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                     ----------------------------------------
                                                                         2002                         2001
                                                                     -----------                -------------
         Revenue:
         Trust and retirement..................................      $ 1,341,212                 $ 1,104,714
         Mutual fund administration............................        1,320,877                   1,406,424
         Banking...............................................          604,368                     433,643
         Brokerage.............................................          532,450                     726,048
         Investment advisory...................................          415,930                     467,933
         Corporate.............................................          159,498                     215,538
                                                                     -----------                 -----------
              Total............................................      $ 4,374,335                 $ 4,354,300
                                                                     ===========                 ===========

     Gross profit:
         Trust and retirement..................................      $ 1,119,367                 $ 1,104,714
         Mutual fund administration............................        1,161,412                   1,156,851
         Banking...............................................          604,368                     433,643
         Brokerage.............................................          166,263                     285,780
         Investment advisory...................................          352,433                     435,323
         Corporate.............................................          143,218                     198,173
                                                                     -----------                 -----------
              Total............................................      $ 3,547,061                 $ 3,614,484
                                                                     ===========                 ===========

     Total assets:
         Trust and retirement..................................      $ 2,918,364                 $ 3,733,027
         Mutual fund administration............................        2,266,575                   1,901,868
         Banking...............................................       75,323,768                  72,979,342
         Brokerage.............................................          660,729                   1,028,407
         Investment advisory...................................        1,487,801                   1,974,326
         Corporate.............................................        6,679,863                   1,256,186
        Discontinued...........................................          302,782                  12,131,546
                                                                     -----------                 -----------
              Total............................................      $89,639,882                 $95,004,702
                                                                     ===========                 ===========

     Depreciation and amortization:
         Trust and retirement..................................      $    29,743                 $    32,764
         Mutual fund administration............................           30,396                      23,370
         Banking...............................................           44,022                      36,133
         Brokerage.............................................            1,283                       8,883
         Investment advisory...................................            5,057                      34,441
         Corporate.............................................          (14,807)                     87,956
                                                                     -----------                 -----------
              Total............................................      $    95,694                 $   223,547
                                                                     ===========                 ===========

     Capital expenditures:
         Trust and retirement..................................      $    21,775                 $    93,929
         Mutual fund administration............................            5,652                       9,971
         Banking...............................................                -                      10,488
         Brokerage.............................................                -                       1,089
         Investment advisory...................................                -                       2,710
         Corporate.............................................            5,076                      61,962
         Discontinued..........................................                -                     106,574
                                                                     -----------                 -----------
              Total............................................      $    32,503                 $   286,723
                                                                     ===========                 ===========


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 12 -     UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

              Unified Banking Company commenced operations on November 1, 1999.  Included in our consolidated financial statements at March 31, 2002 and 2001 were the bank's total assets of
              $77,656,443 and $70,664,316, respectively, and total liabilities of $71,988,641 and
              $64,355,610, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                   2002              2001
                                                                                ----------      -----------

              Due from banks..............................................      $1,016,155      $   597,992
              Investments in securities:
                US agency securities......................................      17,734,609       10,115,000
                FHLB stock................................................         250,000          100,000
              Loans:
                Real estate loans.........................................      31,184,696       12,626,657
                Commercial loans..........................................      11,488,341        6,360,933
                Installment loans.........................................       7,050,962        4,328,594
                Other loans...............................................           8,964              129
                Allowance for loan losses.................................         450,000          345,000
              Bank deposits:
                Demand deposits...........................................      10,657,608        4,499,581
                Official checks...........................................         451,897          471,336
                NOW accounts..............................................       2,845,600          656,622
                Money market accounts.....................................       7,833,863        8,467,937
                Savings accounts..........................................          65,802           39,679
                Time deposits.............................................      34,853,257       45,526,507
                Other interest-bearing deposits...........................       5,071,148        4,375,639
              Federal and borrowed funds..................................       5,000,000           12,000

Note 13 -     INVESTMENT IN AFFILIATE

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

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 13 -     INVESTMENT IN AFFILIATE (Continued)

              23, 2002, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $50, $55, $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against
              VSX Holdings. Should the option be exercised prior to May 23, 2002 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue
              60,000 shares of stock (54,545 after May 23, 2002) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

              We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the three months ended
              March 31, 2002 and 2001, we received payments totaling $0 and $386,644, respectively, from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations.

Note 14 -     INCOME (LOSS) PER SHARE OF STOCK

              Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares (outstanding stock options).

              Dilutive potential common shares included in the diluted income(loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the three-
              month periods ended March 31, 2002 and 2001, potential common shares of 148,571 and 0, respectively, were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.

Note 15 -     RELATED PARTY TRANSACTION

              As of March 31, 2002, $4,906,979 was eliminated from both bond investments and deposits on our Consolidated Statement of Financial Condition, which amount represented cash on deposit at our bank from various subsidiaries of our company.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2002 AND 2001
                             -----------------------


Note 16 -     SALE OF INSURANCE OPERATIONS

              On December 17, 2001, we sold substantially all the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity
              Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher
              & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account, and is subject to possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement. Any funds remaining in the escrow account after June 16, 2003 (and which are not subject to a claim made by Arthur J. Gallagher & Co. before such date) will be released to us. As of December 31, 2001, we established a long-term liability of $800,000 related to the escrow. As of March 31, 2002, we believed there was a current potential for approximately $150,000 in claims against the escrow. In addition, in connection with the sale, we received an interest-bearing note receivable of $800,000 which is subject to possible reduction in the event Arthur J. Gallagher does not achieve certain revenue or income targets for the year ending December 31, 2002 with respect to the business that it acquired from our insurance subsidiaries.  As of December 31, 2001, we established a liability of $800,000 related to the revenue and income targets. As of March 31, 2002, we were not able to determine whether Arthur J. Gallagher & Co. would achieve such targets and, as a result, we did not adjust the liability as of such date. In accordance with generally accepted accounting principles, we will adjust the liability when definitive information is available with respect to such targets.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-
looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such
forward-looking statements are based on current expectations, estimates and projections about Unified
Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, securities or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss.
Collateral may or may not have the value attributed to it. Although we believe our loan loss reserve and our allowance for doubtful accounts are adequate, they may prove inadequate if one or more large borrowers or clients, or numerous smaller borrowers or clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our five business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management and under service, our ability to provide a high level of service satisfaction and manage costs, our ability to expand profit margins, our ability to achieve future growth and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks,"
"estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those listed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2001. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

         Unified Financial Services, Inc., a Delaware holding company that was organized on
December 7, 1989, provides financial products and services, principally through three principal businesses:

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Revenue for the quarter ended March 31, 2002 compared to the first quarter of 2001 increased
$20,000, or 0.46%, from $4,354,000 to $4,374,00 and gross profit declined $67,000, or 1.9%, from
$3,614,000 to $3,547,000.

         For the first quarter of 2002 compared to the same quarter of 2001, trust and retirement services revenue increased $237,000, or 21.4%, and trust and retirement services gross profit increased $15,000, or
1.3%, each primarily due to increased fees earned on assets under management. As of March 31, 2002, our trust and retirement services operation had approximately $550.7 million in assets under management compared to $545.7 million as of March 31, 2001.

         For such quarters, mutual fund administration services revenue declined $86,000, or 6.1 %, and administrative services gross profit increased $5,000, or 0.4%. As of March 31, 2002, we provided mutual fund administrative services to 30 mutual fund families consisting of approximately 142 portfolios and approximately $5.9 in assets under service, compared to 26 mutual fund families consisting of 127 portfolios and approximately $4.3 billion in mutual fund assets under service as of March 31, 2001.
During the past 12 months, our mutual fund services operation added several new clients, but also saw several clients discontinue operations due to market conditions. While our assets under service increased quarter to quarter, the mix of services (transfer agency, fund accounting and administrative services) that we provided to certain of our mutual fund clients changed, which resulted in the decline in mutual fund administrative services revenue. We recognize higher margins on administrative services and, to a lesser extent, fund accounting services compared to transfer agency services. Our pricing, in certain instances, also is dependent upon the number of shareholder accounts serviced. An omnibus account may represent a significant amount of assets under service, but would not generate as much in fees as a fund with hundreds of shareholders but less assets under service.

         Banking revenue and gross profit increased $171,000, or 39.4%, for the first quarter of 2002 compared to the first quarter of 2001, primarily due to increased loan volume. Net loans as of March 31,
2002 increased to $52.2 million from $27.7 million as of March 31, 2001. Our banking operation's net interest margin increased from 1.66% for the first quarter of 2001 to 1.86% for the first quarter of 2002.
During 2001, our net interest margin was squeezed as rate-sensitive assets repriced more quickly than rate-sensitive liabilities in connection with the 11 consecutive rate cuts by the Federal Reserve. During the first quarter of 2002, our net interest margin rose 14 basis points from the fourth quarter of 2001 due to the repricing of higher rate certificates of deposit. We expect our net interest margin to continue to improve in the second quarter of 2002 as our deposits are repriced at lower market rates. During the first quarter, we were successful in retaining the vast majority of the maturing certificates of deposits at the prevailing market rates. We also experienced a $2.2 million, or 3.4% increase in deposits from the first quarter of 2001 to the first quarter of 2002. Such deposits primarily were used to fund our banking operation's loan growth.

         For such quarters, brokerage revenue declined $194,000, or 26.7%, and brokerage gross profit declined $120,000, or 41.8%. Such declines primarily were attributable to a decline in introduced firms, the loss of certain full service brokerage accounts following the death of the former President of
Commonwealth Investment Services, Inc. and a decline in interest income.

         Investment advisory revenue declined $52,000, or 11.1%, for the first quarter 2002 compared to the same quarter of 2001, and investment advisory gross profit declined $83,000, or 19.0%, for such quarters. Such declines were primarily due to the lower market value of client investment portfolios and the loss of one significant client relationship. Assets under management at our investment advisory operation declined $24.9 million, or 6.6%, from March 31, 2001 to March 31, 2002. New fee arrangements with certain existing clients partially offset some of the decline attributable to decreased assets under management.

         For such quarters, corporate revenue declined $56,000, or 15.6%, and gross profit declined
$55,000, or 27.7%, each primarily due to a $135,000 payment that we received during 2001 in connection with the settlement of a trademark dispute. Partially offsetting this decline was an $81,000 increase in revenue during the first quarter of 2002 resulting from the receipt of cash management fees from
Huntington Bank.

         Total expenses for the quarter ended March 31, 2002 were $3,552,000, or 81.2% of total revenue, compared to $4,069,000, or 93.5% of total revenue, for the first quarter of 2001. During the second half of
2001, management implemented certain expense cuts in an effort to improve the profitability of the company. For such quarters, telephone expense declined $48,000, or 39.7%, due to a change in long distance provider and the termination of our wide area network. Depreciation and amortization expense declined by $128,000, or 57.2%, primarily due to the effect of a reversal of a previous depreciation accrual and our adoption of Statement of Financial Accounting Standards No. 142, which required us to cease amortizing goodwill. Under these recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired.  If we determine there has been an impairment, we will recognize a charge to our earnings in the quarter we determine the value has been impaired, which could be material. For the quarter ended
March 31, 2002, professional fees declined $203,000, or 81.1%, from the first quarter of 2001, primarily due to a decline in legal fees and a decline in professional fees at our trust and retirement services operation. The first quarter of 2001 included increased legal fees at our banking operations related to collection efforts with respect to a past due loan. For such quarters, interest expense declined by $68,000, or 94.4%, due to our repayment of our outstanding term loan during December 2001. Program administration fees declined $156,000, or 1185.2%, primarily due to $180,000 insurance recovery with respect to a loss recognized by our mutual fund services operation during the fourth quarter of 2001. For such quarters, our provision for bad debt declined by $79,000, or 73.6%, due to a larger reserve taken in
2001 for receivables generated by our mutual fund services operation. For the first quarter of 2002 compared to the first quarter of 2001, other operating expense increased by $208,830, or 76.9%, primarily due a $387,000 benefit received by us during the first quarter of 2001 in connection with the construction and development of the VSX marketplace and its corresponding products, with no corresponding benefit included for the first quarter of 2002.

         As of March 31, 2002, our bank operation's ratio of non-performing loans to total loans was
1.01%, compared to 1.65% at March 31, 2001. At March 31, 2002, our non-performing loans totaled
$532,000, with one relationship representing 85% of the total. We are working aggressively to collect all non-performing loans, but may be required to increase our provision for loan losses in future quarters if we are unsuccessful in collecting these loans, which could have a material effect on our results of operations.

         For the first quarter of 2002, we recorded a $5,000 loss from continuing operations compared to a
$455,000 loss for the first quarter of 2001. The decline in the loss, quarter to quarter, primarily was a result of the expense reductions discussed above. For the first quarter of 2002, we recorded an $8,000 net loss from continuing operations compared to $11,000 in net income from continuing operations for the first quarter of 2001. The results for the first quarter of 2001 included a $499,000 income tax benefit while the first quarter of 2002 only included a $3,000 income tax benefit.

         For the quarter ended March 31, 2002, we recorded $1,000 in net income from discontinued
operations compared to $191,000 in net income for the first quarter of 2001. Discontinued operations for the first quarter of 2001 included operating results of our insurance operations, which were sold in
December 2001, without any corresponding results for 2002.

         We recorded a net loss of $7,000 for the quarter ended March 31, 2002 compared to net income of $203,000 for the first quarter of 2001. Net loss for the first quarter of 2002 was a basic and fully diluted loss per share of $0.00. This compares to basic and fully income per share of $0.07 for the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank. The net decrease in cash and cash equivalents at March 31, 2002 from December 31, 2001 was
$1,728,000. The net decrease primarily was due to an increase in loans receivable, partially offset by increased customer deposits.

         With respect to our banking operation, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a consolidated Tier 1 capital to total assets ratio of at least 8.0%. As of March 31, 2002, Unified
Banking Company had a consolidated ratio of Tier 1 capital to total assets of 9.84%.


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

         Unified Banking Company experienced net growth in assets of 11.3% during the first three months of 2002, while deposits increased 4.1% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $16,682,745 at March 31, 2002 compared to
$16,748,911 at year-end 2001. The decrease in total stockholders' equity was due to our net loss for the quarter ended March 31, 2002 and $59,118 in unrealized losses on securities for such quarter.

         The growth of Unified Banking Company will have an effect on our working capital. It currently is anticipated that as Unified Banking Company grows, our working capital ratio will become more in line with ratios traditionally associated with bank holding companies.

         We believe that anticipated earnings from operations should be adequate for the working capital requirements of our existing core businesses over the next twelve months. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time.





ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The business activities of our company expose it to a variety of risks. Management of these risks is necessary for the long-term profitability of our company. We manage these risks through the establishment of numerous policies, procedures and controls. The most significant risks that affect us are market risk and credit risk. We also are subject to regulatory risk.

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









         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of March 31, 2002:

                                                        TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9  9 TO 12 12 TO 48  48 TO55   >55
(DOLLARS IN THOUSANDS)          IMMEDIATE MONTHS  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS  MONTHS   TOTALS
                                --------- ------  ------  ------   ------  ------  ------   ------   ------  ------   ------

RATE SENSITIVE ASSETS
   Securities
     U. S. agencies..........  $      -  $   603   $ 586   $ 568   $1,606  $1,469  $1,348  $ 9,636  $   975  $ 5,088 $ 21,879
     FHLB stock..............       250        -       -       -        -       -       -        -        -        -      250
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
       Total securities......       250      603     586     568    1,606   1,469   1,348    9,636      975    5,088   22,129
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
   Loans
     Commercial
       Fixed.................         -       21     222      22       66      63      69    1,040      214    1,570    3,286
       Variable..............     8,631        -       -       -        -       -       -        -        -        -    8,631
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
         Total commercial....     8,631       21     222      22       66      63      69    1,040      214    1,570   11,917
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
     Real Estate
       Commercial............         -      741      41     530      201     946   1,421    4,763      962    3,484   13,089
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
       Residential
         Fixed...............         -       54      54      53      258     153     150    2,623      621    2,725    6,691
         Variable............     3,751        -       -       -        -       -       -        -        -        -    3,751
         Other...............         -        6       6       6       19      26      20      268      128      788    1,268
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
            Total residential     3,751       60      60      59      277     179     170    2,891      749    3,513   11,710
                                -------    -----   -----   -----    -----   -----   -----  -------    -----  -------  -------

              Total real estate   3,751      801     101     589      478   1,125   1,591    7,654    1,711    6,997   24,799
                                -------    -----   -----  ------    -----   -----   -----  -------    -----  -------  -------

     Construction
       Fixed.................         -        -       -     240        -       -       -        -        -        -      240
       Variable..............     1,224        -       -       -        -       -       -        -        -        -    1,224
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
         Total construction..     1,224        -       -     240        -       -       -        -        -        -    1,464
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
     Personal
       Home equity loans.....     7,350        -       -       -        -       -       -        -        -        -    7,350
       Installment loans.....         -      264      67      57      190     372     182      862      258       41    2,293
       Cash reserve loan.....         2        -       -       -        -       -       -        -        -        -        2
       Personal open end
         letters of credit...     4,752        -       -       -        -       -       -        -        -        -    4,752
       Loans secured by
         deposits............         -        -       -       -       10       -       -       25        1        -       37
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
         Total personal......    12,104      264      67      57      200     373     182      887      259       41   14,434
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
   Total loans...............    25,710    1,086     390     908      744   1,560   1,842    9,581    2,184    8,608   52,614
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------  -------
     TOTAL RATE
       SENSITIVE ASSETS......  $ 25,960  $ 1,689   $ 976  $1,476   $2,350  $3,030  $3,190  $19,217  $ 3,159  $13,696 $ 74,743
                               ========  =======   =====  ======   ======  ======  ======  =======  =======  ======= ========





                                                        TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9  9 TO 12 12 TO 48 48 TO 55   >55
(DOLLARS IN THOUSANDS)          IMMEDIATE MONTHS  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS  MONTHS   TOTALS
                                --------- ------  ------  ------   ------  ------  ------   ------   ------  ------   ------
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............  $  2,802 $      - $     -  $    -  $     - $     - $     -  $     -  $     -  $     - $  2,802
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
     Money market accounts
       Market rate accounts..     5,218        -       -       -        -       -       -        -        -        -    5,218
       Business market rate
         accounts............     2,026        -       -       -        -       -       -        -        -        -    2,026
       Special personal
         MMDA................     1,130        -       -       -        -       -       -        -        -        -    1,130
       Special business
         MMDA................       681        -       -       -        -       -       -        -        -        -      681
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
         Total money market
           accounts..........     9,055        -       -       -        -       -       -        -        -        -    9,055
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
     Savings accounts........        77        -       -       -        -       -       -        -        -        -       77
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
     Time deposits
       CD's > 100K...........         -      329     304     194    1,922   2,290   3,769    4,180        -      100   13,088
       CD's < 100K...........         -      462     485     872    2,215   4,410   8,493    6,471       75       41   23,523
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
         Total time deposits.         -      791     789   1,066    4,137   6,700  12,262   10,651       75      141   36,611
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
     Individual retirement
         accounts............         -       68     186      10        6     130     437    4,132      150        4    5,123
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
         Total interest
           bearing deposits..    11,934      859     975   1,076    4,143   6,830  12,699   14,783      225      145   53,668
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
     Federal funds purchased.       435        -       -       -        -       -       -        -        -        -      435
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
     Borrowed funds
       Repurchased agreements         -       30       -       -       -       -        -        -        -       -        30
       FHLB borrowings.......         -       28      28      28       84     784      72    2,061      119    1,768    4,972
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  ------- --------
         Total borrowed funds         -       58      28      28       84     784      72    2,061      119    1,768    5,002
                               -------- -------- -------  ------  ------- ------- -------  -------  ------- -------- --------

   TOTAL RATE
       SENSITIVE LIABILITIES.  $ 12,396 $    917 $ 1,003  $1,103  $ 4,227 $ 7,614 $12,771  $16,845  $   344  $ 1,913 $ 59,105
                               ======== ======== =======  ======  ======= ======= =======  =======  =======  ======= ========

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 25,960  $ 1,689 $   976  $1,476  $ 2,350  $3,030 $ 3,190  $19,217  $ 3,159  $13,696
   Total rate sensitive
     liabilities                 12,369      917   1,003   1,103    4,227   7,614  12,771   16,845      344    1,913
   Gap.......................    13,591      772    (27)     373   (1,878) (4,584) (9,581)   2,373    2,815   11,783
   RSA/RSL...................      2.10x    1.84x   0.97x   1.34x    0.56x   0.40x   0.25x    1.34x    9.19x    7.16x
   RSA/assets................      0.33     0.02    0.01    0.02     0.03    0.04    0.04     0.25     0.04     0.18
   RSL/assets................      0.16     0.01    0.01    0.01     0.05    0.10    0.16     0.22     0.00     0.02
   Gap/assets................     17.50%    0.99%  -0.04%   0.48%   -2.42%  -5.90% -12.34%    3.06%    3.63%   15.17%
   Gap/RSA...................     52.35    45.72   -2.79   25.25   -79.92 -151.26 -300.35    12.35    89.12    86.04
CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 25,960  $27,649 $28,625 $30,101  $32,451 $35,481 $38,671  $57,888  $61,047  $74,743
   Total rate sensitive
     liabilities                 12,369   13,286  14,289  15,392   19,620  27,234  40,005   56,849   57,193   59,105
   Gap.......................    13,591   14,363  14,336  14,709   12,831   8,247  (1,334)   1,039    3,854   15,637
   RSA/RSL...................      2.10x    2.08x   2.00x   1.96x    1.65x   1.30x   0.97x    1.02x    1.07x    1.26x
   RSA/assets................      0.33     0.36    0.37    0.39     0.42    0.46    0.50     0.75     0.79     0.96
   RSL/assets................      0.16     0.17    0.18    0.20     0.25    0.35    0.52     0.73     0.74     0.76
   Gap/assets................     17.50%   18.50%  18.46%  18.94%   16.52%  10.62%  -1.72%    1.34%    4.96%   20.14%
   Gap/RSA...................     52.35    51.95   50.08   48.86    39.54   23.24   -3.45     1.80     6.31    20.92

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

                                                        PERCENTAGE CHANGE IN
                  BASIS POINT                   ------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   -------------------          -------------------------------
                    -400                              -17.15                               32.94
                    -300                              -11.06                               22.17
                    -200                               -6.47                               17.83
                    -100                               -3.26                               10.19
                       0                                0.00                                0.00
                     100                                3.76                              -10.72
                     200                                7.30                              -21.20
                     300                               10.80                              -31.24
                     400                               14.15                              -40.48

         We use a sensitivity model that simulated these interest rate changes on our earning assets and interest-bearing liabilities. This process allows us to explore the complex relationships among the financial instruments in various interest rate environments.

         The preceding sensitivity analysis is based on numerous assumptions including: the nature and timing of interest rate levels, including the shape of the yield curve; prepayments on loans and securities;
changes in deposit levels; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cash flows; and others. While assumptions are developed based upon current economic and local market conditions, we cannot make any assurances as to the predictive nature of these assumptions including how client preferences or competitor influences might change.

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



PART II.          OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Our 2002 annual meeting of stockholders was held on April 24, 2002. Of 2,877,634 shares issued, outstanding and eligible to be voted at the meeting, 2,043,339 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of the stockholders at the meeting.

         1.       ELECTION OF CLASS II DIRECTOR.  The first matter submitted was the election of one Class II director nominee, Mr.Philip L. Conover, to our board of directors, to continue in office until the year
2005.  Upon tabulation of the votes cast, it was determined that Mr. Conover had been elected.  The voting results are set forth below:

                  NAME                             FOR                                    WITHHELD
                  ----                             ---                                    --------

                  Philip L. Conover              2,029,948                                 13,391

         Because we have a staggered board, the term of office of the following named Class I and
Class III directors, who were not up for election at the 2002 annual meeting, continued after the meeting:

                  Class III (to continue in office until 2003)

                           Weaver H. Gaines
                           John S. Penn

                  Class I (to continue in office until 2004)

                           Timothy L. Ashburn
                           Alice T. Kane

         2. RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS. The second matter, a proposal to ratify the appointment of Larry E. Nunn & Associates, LLC as our independent auditors for the year ending December 31, 2002, was approved by an affirmative vote of a majority of the votes cast on such proposal at the meeting. The voting results on this matter were as follows:

                                   FOR                   AGAINST                 ABSTAIN
                                   ---                   -------                 -------

                                1,743,032                244,055                  56,252

ITEM 5.       OTHER INFORMATION.

         At its April meeting, our board of directors elected John S. Penn as our company's chief executive officer. Mr. Penn also will continue to serve as our company's president. Mr. Timothy L.
Ashburn will continue to serve as the chairman of our board of directors, but now will be taking a more active role at our mutual fund services operation where he will focus on developing revenue relationships for such operation.




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.



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

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                                     (Registrant)



Dated:  April 25, 2002                               By:    /s/ John S. Penn
                                                          ---------------------------------------------------------
                                                          John S. Penn, President and Chief Executive Officer



Dated:  April 25, 2002                               By:    /s/ Thomas G. Napurano
                                                          ---------------------------------------------------------
                                                          Thomas G. Napurano, Executive Vice President and Chief Financial Officer



                                  EXHIBIT INDEX

Ex. No.                                              Description

   11.1           Computations of Earnings per Share.


                                      -28-