Form 10-Q
period 2002-06-30
UNIFIED FINANCIAL SERVICES INC
filed 2002-08-13
CIK 1033926


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

For the quarterly period ended                                      JUNE 30, 2002
                               ------------------------------------------------------------------------------------



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


                                                                                  Number of shares
               Title of class                                             outstanding as of August 10, 2002
--------------------------------------------                         -------------------------------------------
     Common stock, $0.01 par value                                                    2,858,972






                        UNIFIED FINANCIAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX
                                                                                                    PAGE
                                                                                                    ----
PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - June 30, 2002 (Unaudited)
                  and December 31, 2001............................................................... 1

                  Consolidated Statements of Operations (Unaudited) - Six and Three Months
                  Ended June 30, 2002 and 2001........................................................ 3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Six and
                  Three Months Ended June 30, 2002 and 2001........................................... 4

                  Consolidated Statements of Cash Flow (Unaudited) - Six Months Ended
                  June 30, 2002 and 2001.............................................................. 5

                  Notes to Consolidated Financial Statements....... .................................. 6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................. 16

                  Cautionary Statement Regarding Forward-Looking Statements.......................... 16

                  General............................................................................ 16

                  Comparison of Results for the Six Months Ended June 30, 2002 and 2001.............. 17

                  Comparison of Results for the Three Months Ended June 30, 2002 and 2001............ 19

                  Liquidity and Capital Resources.................................................... 21

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk.......................... 23

PART II.          OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Securityholders................................. 27

     Item 6.      Exhibits and Reports on Form 8-K................................................... 27

SIGNATURES........................................................................................... 28

EXHIBIT INDEX........................................................................................ 29





PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS
                                                       ------

                                                                              JUNE 30,              DECEMBER 31,
                                                                                2002                    2001
                                                                          --------------          --------------
Current Assets
     Cash and cash equivalents (see note 14)...........................   $    6,783,040         $    8,844,482
     Due from banks....................................................        1,419,925              1,357,483
     Federal funds sold................................................          441,000              4,033,000
     Bond investments (see note 14)....................................       16,055,627             11,374,531
     Investment in securities and non-affiliated
       mutual funds....................................................          600,165                555,013
     Note receivable...................................................          800,000                800,000
     Loans (net of allowance for loan losses of $490,000
       for 2002 and $430,000 for 2001).................................       56,995,231             43,705,576
     Accounts receivable (net of allowance for
       doubtful accounts of $14,747 for 2002 and
       $260,299 for 2001)..............................................        6,435,429              5,480,214
     Prepaid assets and deposits.......................................          252,538                425,061
     Deferred tax asset................................................          280,769                287,435
                                                                          --------------         --------------

         Total current assets..........................................       90,063,724             76,862,795
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $2,465,058 for 2002 and
       $2,330,472 for 2001)............................................        2,086,810              2,277,430
                                                                          --------------         --------------

         Total fixed assets............................................        2,086,810              2,277,430
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 12).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2002 and 2001) (see note 3)........................        1,006,061              1,006,061
     Other non-current assets..........................................           43,696                 43,696
                                                                          --------------         --------------

         Total non-current assets......................................        1,050,767              1,050,767
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   93,201,301         $   80,190,992
                                                                          ==============         ==============

(Continued on next page)

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                                June 30,            December 31,
                                                                                  2002                  2001
                                                                            ----------------      --------------

Current Liabilities:
     Current portion of capital lease obligations.......................     $         646         $         595
     Current portion of bank borrowings.................................                --                 3,153
     Borrowed funds.....................................................         5,052,263                    --
     Bank line-of-credit................................................         1,460,000             1,104,780
     Deposits (see note 14).............................................        65,979,549            55,905,541
     Accounts payable and accrued expenses..............................         1,295,245             2,448,177
     Accrued compensation and benefits..................................           354,123               570,883
     Payable to broker-dealers..........................................           103,590               142,985
     Income taxes payable...............................................           216,564               215,027
     Deferred income taxes..............................................           132,950                55,608
     Other liabilities..................................................         1,876,585             1,382,025
                                                                             -------------         -------------

         Total current liabilities......................................        76,471,515            61,828,774
                                                                             -------------         -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations.....................               118                   454
     Deferred income taxes..............................................             9,837                12,853
     Other long-term liabilities........................................           800,000             1,600,000
                                                                             -------------         -------------
         Total long-term liabilities....................................           809,955             1,613,307
                                                                             -------------         -------------

              Total liabilities.........................................        77,281,470            63,442,081
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share.............................            33,090                33,277
     Additional paid-in capital.........................................        16,078,230            16,187,294
     Retained earnings..................................................          (639,663)              231,300
     Accumulated other comprehensive income.............................           448,174               297,040
                                                                             -------------         -------------
              Total stockholders' equity................................        15,919,831            16,748,911
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  93,201,301           $80,190,992
                                                                             =============           ===========


See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                              JUNE 30,                         JUNE 30,
                                                   ------------------------------     --------------------------
                                                        2002             2001             2002           2001
                                                   ------------      ------------     -----------    -----------
REVENUE:
     Gross revenue (see note 10).................  $  8,793,906      $  8,593,846    $  4,492,094    $ 4,314,093
                                                   ------------      ------------    ------------    -----------
           Total gross revenue...................     8,793,906         8,593,846       4,492,094      4,314,093
                                                   ------------      ------------    ------------    -----------
COST OF SALES:
     Cost of sales (see note 10).................     1,805,741         1,582,902         982,067        860,451
                                                   ------------      ------------    ------------    -----------
           Total cost of sales...................     1,805,741         1,582,902         982,067        860,451
                                                   ------------      ------------    ------------    -----------
GROSS PROFIT (see note 10).......................     6,988,165         7,010,944       3,510,027      3,453,642
                                                   ------------      ------------    ------------    -----------

EXPENSES:
     Employee compensation and benefits..........     5,039,782         5,451,656       2,481,315      2,933,524
     Mail and courier............................        76,210            95,936          40,902         44,057
     Telephone...................................       141,921           213,859          69,661         94,013
     Equipment rental and maintenance............       242,250           249,263          97,007        117,955
     Occupancy...................................       469,622           449,276         243,558        219,671
     Depreciation and amortization...............       228,060           383,958         139,246        197,907
     Professional fees...........................       300,435           328,980         253,971         79,601
     Interest....................................        (7,697)           58,870         (10,895)       (12,282)
     Program administration fees.................       (46,545)           94,810          96,522         81,627
     Provision for bad debt......................        31,407           224,539           3,198        117,805
     Provision for loan losses...................       544,403            55,000         514,403         15,000
     Business development costs..................        13,440            19,989           1,940          9,557
     Other operating expenses (see note 12)......       818,180           486,435         419,910        237,675
                                                   ------------      ------------    ------------    -----------
           Total expenses........................     7,851,468         8,112,571       4,350,738      4,136,110
                                                   ------------      ------------    ------------    -----------

     Loss from continuing operations.............      (863,303)       (1,101,627)       (840,711)      (682,468)
     Other income (loss).........................       (24,202)           (8,285)        (18,107)        24,262
     Income tax benefit (expense)................         3,177           398,239          (1,935)       144,314
                                                   ------------      ------------    ------------    -----------

     Net loss from continuing
           operations............................      (884,328)         (711,673)       (860,753)      (513,892)
                                                   ------------      ------------    ------------    -----------

Income (loss) from discontinued operations
     (net of income taxes of $8,177,
     $423,239, $(1,935) and
     $156,378, respectively) ....................        13,365           674,041          (3,163)       240,414
                                                   ------------      ------------    ------------    -----------
Net loss.........................................  $   (870,963)     $    (37,632)   $   (863,916)   $  (273,478)
                                                   ============      ============    ============    ===========

Per share loss
     Basic common shares outstanding.............     2,858,972         2,880,028       2,858,972      2,880,028
     Net loss - basic............................  $      (0.30)     $     (0.01)    $      (0.30)   $     (0.09)

     Fully diluted common shares outstanding
            (see note 13)........................     2,858,972         2,880,028       2,858,972      2,880,028
     Net loss - fully diluted....................  $      (0.30)     $     (0.01)    $      (0.30)   $     (0.09)

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                                SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                          ----------------------------  -----------------------------
                                                              2002            2001           2002           2001
                                                          -------------  -------------  -------------   -------------

Net loss.............................................      $ (870,963)     $ (37,632)     $ (863,916)    $ (273,478)
Other comprehensive income (loss), net of tax
     Unrealized gain on securities, net of
        reclassification adjustment..................         151,134         78,929         210,252         23,793
                                                           ----------      ---------      ----------     ----------

Comprehensive income (loss)..........................      $ (719,829)     $  41,297      $ (653,664)    $ (249,685)
                                                           ==========      =========      ==========     ==========

See accompanying notes.



UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                      ---------------------------------------
                                                                          2002                        2001
                                                                      -------------              ------------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss.....................................................      $    (870,963)             $    (37,632)
   Adjustments to reconcile net loss to cash
      provided by (used in) operating activities:
         Income tax payable.....................................              1,537                    95,935
         Deferred income taxes..................................             80,992                    65,729
         Provision for depreciation and amortization............            221,523                   506,509
         Provision for loan losses..............................            544,403                    55,000
         Provision for bad debt.................................            309,945                   224,539
         Write off of bad debt..................................           (276,593)                  (28,764)
         Amortization of bond discount..........................            (13,315)                  (11,910)
         Change in market value of securities...................           (218,389)                  117,404
         Comprehensive income...................................            151,134                    78,929
         Loss on disposal of fixed assets.......................                 --                    15,965
         Loss on sale/disposal of securities....................             13,599                    10,470
         (Increase) decrease in operating assets
              Receivables.......................................           (988,567)               (1,216,128)
              Loan receivables..................................        (13,834,058)              (12,441,694)
              Prepaid and sundry assets.........................            172,523                     6,934
              Other non-current assets..........................                 --                  (118,995)
         Increase (decrease) in operating liabilities
              Deposits..........................................         10,074,008                24,829,118
              Accounts payable and accrued expenses.............         (1,192,327)                  253,759
              Accrued compensation and benefits.................           (216,760)                  (47,044)
              Other liabilities.................................           (305,440)                  316,746
                                                                      -------------              ------------
         Net cash provided by (used in) operating activities....         (6,346,748)               12,674,870
                                                                      -------------              ------------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment........................................           (132,233)                 (521,424)
   Due from banks...............................................            (62,442)                  358,754
   Federal funds sold/purchased.................................          3,592,000                 6,450,000
   Bond investments.............................................         (4,438,789)              (18,290,780)
   Securities sold/purchased under agreement to repurchase......            163,500                (1,141,000)
   Borrowed funds...............................................          4,888,763                        --
   Proceeds from sale of securities.............................            234,556                        --
   Proceeds from sale of debt securities........................                 --                    65,862
   Investments in securities and mutual funds...................           (303,910)                  (93,324)
                                                                      -------------              ------------
     Net cash provided by (used in) investing activities........          3,941,445               (13,171,912)
                                                                      -------------              ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Repayment of borrowings......................................           (443,154)               (1,646,113)
   Retirement of common stock...................................             (7,920)                       --
   Borrowings on line of credit.................................            795,220                   905,000
   Repayment of capital lease obligations.......................               (285)                   (6,499)
                                                                      -------------              ------------
      Net cash provided by (used in) financing activities.......            343,861                  (747,612)
                                                                      -------------              ------------

Net decrease in cash and cash equivalents.......................         (2,061,442)               (1,244,654)

Cash and cash equivalents - beginning of year...................          8,844,482                 5,582,098
                                                                      -------------              ------------
Cash and cash equivalents - end of period.......................      $   6,783,040              $  4,337,444
                                                                      =============              ============

See accompanying notes.



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------


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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
              Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

              On May 31, 2002, we disposed of Fully Armed Productions, Inc., which we acquired on June 1, 1999 in exchange for 18,182 shares of our common stock. In connection with such disposition, and in exchange for all of the outstanding capital stock of Fully Armed
              Productions, Inc., we received 18,182 shares of our common stock and $37,569 in cash. The results of Fully Armed Productions, Inc.
              are shown as a non-cash flow transaction in our Consolidated
              Statements of Cash Flow. Due to the immateriality of the results of Fully Armed Productions, Inc. to the consolidated results of Unified Financial Services, the consolidated financial statements contained herein and in our Annual Report on Form 10-K for the year ended December 31, 2001 have not been restated for the disposition.

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



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 3 -      NEW ACCOUNTING STANDARDS

              Statement of Financial Accounting Standards ("SFAS") No. 144,
              "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS 144 supersedes Statement of Financial
              Accounting Standards No. 121, "Accounting for the Impairment of
              Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principles Board Opinion No. 30, "Reporting
              Results of Operations - Reporting the Effects of Disposal of a
              Segment of a Business." This statement develops one accounting model (based on the model in SFAS 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows for the six- or three-month periods ended June 30, 2002.

              Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted this statement, which did not have a material impact on our consolidated financial position, results of operations or cash flows for the six- or three-month periods ended June 30, 2002.

              Statement of Financial Accounting Standards No. 142, "Goodwill and
              Other Intangible Assets," addresses the financial accounting and reporting for acquired goodwill and other intangible assets.
              Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.
              This statement is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, we adopted SFAS 142 and ceased the amortization of goodwill (for the six months ended
              June 30, 2002, goodwill amortization would have been approximately
              $52,000 and would be approximately $104,000 for the year ending
              December 31, 2002). Other provisions of this statement require that goodwill be measured periodically for impairment. We are currently in the process of fair valuing our reporting unit with goodwill in order to determine potential goodwill impairment, but have not yet determined the impact for 2002.

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


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 4 -      OPTIONS

              Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock; options;
              (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

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

              As of June 30, 2002 and 2001, options to acquire 126,621 and 102,836 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 54,545 and 60,000 shares, respectively, of our common stock outside of such plan
              (see note 12).

              A summary of our outstanding stock options as of June 30, 2002 and 2001 is as follows:

                                                                                   JUNE 30,
                                                               ------------------------------------------------
                                                                        2002                      2001
                                                               ---------------------     ----------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                               SHARES         PRICE       SHARES        PRICE
                                                              -------         -----       ------        -----

              Options outstanding at beginning of year......   149,396       $41.94       170,752      $41.94
              Granted.......................................    38,050        16.50            --          --
              Option to acquire 66,666 shares at $45.00
                per share converted into option to acquire
                60,000 shares at $50.00 per share...........        --                     (6,666)
              Option to acquire 60,000 shares at $50.00
                per share converted into option to acquire
                54,545 shares at $55.00 per share...........    (5,455)                        --
              Forfeitures...................................      (825)       37.37        (1,250)      40.00
              Options outstanding at end of period..........   181,166        37.88       162,836       41.62
              Options exercisable at end of period..........   166,301        37.82       147,535       41.75
              Options available for future grants...........   123,379          n/a       147,164         n/a

              As of June 30, 2002, 89,316 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 4 -      OPTIONS (Continued)

              We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial Accounting Standard Board
              Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the effect would have been immaterial for the six- and three-month periods ended June 30, 2002 (based upon the Black-Scholes option pricing model) and, in fact, would have been anti-dilutive for such periods.

Note 5 -      BANK LINE OF CREDIT

              Bank line of credit at June 30, 2002 consisted of the following:

                                                                    MAXIMUM LINE      LINE OF CREDIT AT
                                                                      OF CREDIT         JUNE 30, 2002
                                                                    -------------     ------------------
              Secured by assignment of receivables,
                 bears interest at prime......................        $2,500,000         $1,460,000


Note 6 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the six months ended June 30, 2002 and 2001 were $469,622 and $449,276, respectively.

              At June 30, 2002, we were committed to minimal rental payments under certain noncancellable operating leases. As of June 30, 2002, the minimum future rental commitments for each of the succeeding five years subsequent to June 30, 2002 were as follows:

                               2003 ......................................$     626,585
                               2004 .......................................     524,540
                               2005 .......................................     468,410
                               2006 .......................................     408,150
                               2007 .......................................     425,325
                               Thereafter..................................     794,603
                                                                             ----------
                                    Total..................................  $3,247,613
                                                                             ==========

Note 7 -      COMMITMENTS AND CONTINGENCIES

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

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 8 -      CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of
              (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1.
              At June 30, 2002, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $165,000 and
              2.068 to 1, respectively.

              Unified Financial Securities is a fully disclosed broker-dealer.
              As a result, pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities is not required to segregate cash and/or securities for the benefit of its customers.

Note 9 -      FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at June 30, 2002 and 2001.
              Financial Accounting Standards Board Statement No. 107,
              "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                  JUNE 30,
                                                          -------------------------------------------------------
                                                                     2002                           2001
                                                          --------------------------     ------------------------
                                                            CARRYING         FAIR         CARRYING         FAIR
                                                             AMOUNT          VALUE         AMOUNT          VALUE
                                                          ----------         -----       ---------         -----
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents............     $ 6,783.0      $  6,783.0     $  4,337.4     $ 4,337.4
                 Due from banks.......................       1,419.9         1,419.9          803.9         803.9
                 Federal funds sold...................         441.0           441.0        1,217.0       1,217.0
                 Bond investments.....................      16,055.6        16,055.6       29,024.5      29,024.5
                 Securities and mutual funds..........         600.2           600.2          591.4         591.4
                 Loans, net of allowance..............      56,995.2        56,995.2       33,221.4      33,221.4
                 Receivables (trade), net of allowance       6,435.5         6,435.5       14,106.4      14,106.4
                 Prepaid and sundry...................         252.5           252.5          290.3         290.3
              Financial liabilities:
                 Current liabilities..................      76,470.9        76,470.9       73,167.4      73,167.4
                 Capital lease obligation.............           0.7             0.7            2.4           2.4
                 Term debt............................          --               --         2,049.6       2,049.6


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 10 -     DISCLOSURES ABOUT REPORTING SEGMENTS

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

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the six or three months ended June 30, 2002 and 2001:



                      UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------
                                                               AS OF OR FOR THE                   FOR THE
                                                               SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------    --------------------------
                                                             2002           2001            2002          2001
                                                          -----------    -----------    -----------    -----------

     Revenue:
         Trust and retirement..........................   $ 2,665,402    $ 2,403,771    $ 1,324,190    $ 1,299,057
         Mutual fund administration....................     2,735,880      2,667,299      1,415,002      1,260,875
         Banking.......................................     1,328,176        921,645        723,808        488,002
         Brokerage.....................................     1,112,572      1,448,163        580,122        722,115
         Investment advisory...........................       803,630      1,006,091        387,700        538,158
         Corporate.....................................       148,246        146,877         61,272          5,886
                                                          -----------    -----------    -----------    -----------
              Total....................................   $ 8,793,906    $ 8,593,846    $ 4,492,094    $ 4,314,093
                                                          ===========    ===========    ===========    ===========

     Gross profit:
         Trust and retirement..........................   $ 2,171,023    $ 2,182,383    $ 1,051,656    $ 1,077,669
         Mutual fund administration....................     2,340,639      2,288,291      1,179,227      1,121,885
         Banking.......................................     1,328,176        921,645        723,808        488,002
         Brokerage.....................................       348,703        556,190        182,440        286,155
         Investment advisory...........................       672,818        915,559        320,385        474,044
         Corporate.....................................       126,806        146,876         52,511          5,887
                                                          -----------    -----------    -----------    -----------
              Total....................................   $ 6,988,165    $ 7,010,944    $ 3,510,027    $ 3,453,642
                                                          ===========    ===========    ===========    ===========


     Total assets:
         Trust and retirement..........................   $ 2,926,323    $ 3,314,830
         Mutual fund administration....................     2,293,705      1,980,115
         Banking.......................................    79,769,392     68,429,843
         Brokerage.....................................       686,292        643,080
         Investment advisory...........................     1,350,145      1,651,364
         Corporate.....................................     5,835,083      1,809,507
         Discontinued..................................       340,361     11,326,696
                                                          -----------    -----------
              Total....................................   $93,201,301    $89,155,435
                                                          ===========    ===========


     Depreciation and amortization:
         Trust and retirement..........................   $    59,285    $    66,831
         Mutual fund administration....................        62,130         49,007
         Banking.......................................        88,349         75,020
         Brokerage.....................................         2,561         15,381
         Investment advisory...........................         9,988         68,036
         Corporate.....................................         5,747        109,683
                                                          -----------    -----------
              Total....................................   $   228,060    $   383,958
                                                          ===========    ===========


     Capital expenditures:
         Trust and retirement..........................   $    28,995    $   131,329
         Mutual fund administration....................        87,990         14,562
         Banking.......................................         6,215         51,481
         Brokerage.....................................            --          8,216
         Investment advisory...........................         1,204          2,710
         Corporate.....................................         7,829         77,787
         Discontinued..................................            --        235,339
                                                          -----------    -----------
              Total....................................   $   132,233    $   521,424
                                                          ===========    ===========


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 11 -     UNIFIED BANKING COMPANY ASSETS AND LIABILITIES

              Unified Banking Company commenced operations on November 1, 1999.
              Included in our consolidated financial statements at June 30, 2002 and 2001 were the bank's total assets of $81,861,987 and $65,896,893, respectively, and total liabilities of $76,410,959 and $59,781,675, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                                         June 30,
                                                                                ----------------------------
                                                                                   2002           2001
                                                                                -----------       ----------

              Due from banks..............................................      $ 1,419,925      $   803,885
              Investments in securities:
                US agency securities......................................       20,999,119       29,024,536
                FHLB stock................................................          497,300          189,600
              Loans:
                Real estate loans.........................................       36,883,451       20,410,356
                Commercial loans..........................................       12,535,171        8,019,113
                Installment loans.........................................        7,962,549        5,184,654
                Other loans...............................................          104,061           62,742
                Allowance for loan losses.................................          490,000          360,000
              Bank deposits:
                Demand deposits...........................................       11,104,796        6,557,078
                Official checks...........................................           93,126          141,183
                NOW accounts..............................................        3,697,056        1,005,774
                Money market accounts.....................................       11,030,744        7,930,178
                Savings accounts..........................................           71,438           43,838
                Time deposits.............................................       39,753,253       39,056,370
                Other interest-bearing deposits...........................        5,172,627        4,715,035
              Federal and borrowed funds..................................        5,052,263            2,000

Note 12 -     INVESTMENT IN AFFILIATE

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

              VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 12 -     INVESTMENT IN AFFILIATE (Continued)

              debenture to us in payment of the exercise price of the option.
              During the years ending May 23, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $55, $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2003 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue 54,545 shares of stock (50,000 after May 23, 2003) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

              We also have entered into a management arrangement with VSX
              Holdings whereby we provide consulting and development services to VSX Holdings. For the six months ended June 30, 2002 and 2001 and the three months ended June 30, 2002 and 2001, we received payments totaling $219,822 and $819,977, respectively, and $135,371 and $433,333, respectively, from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated
              Statements of Operations.

Note 13 -     INCOME (LOSS) PER SHARE OF STOCK

              Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares
              (outstanding stock options).

              Dilutive potential common shares included in the diluted income
              (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the six- and three-month periods ended June 30, 2002 and 2001, all potential common shares were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share.

Note 14 -     RELATED PARTY TRANSACTION

              As of June 30, 2002, $4,943,491 was eliminated from both bond investments and deposits on our Consolidated Statement of Financial Condition, which amount represented cash on deposit at our bank from various subsidiaries of our company.



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2002 AND 2001
                             ----------------------

Note 15 -     SALE OF INSURANCE OPERATIONS

              On December 17, 2001, we sold substantially all the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity Insurance
              Administrators, Inc. and 21st Century Claims Service, Inc., to
              Arthur J. Gallagher & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account, and is subject to possible indemnification claims of Arthur J. Gallagher & Co.
              pursuant to the sale agreement. Any funds remaining in the escrow account after June 16, 2003 (and which are not subject to a claim made by Arthur J. Gallagher & Co. before such date) will be released to us. As of December 31, 2001, we established a long-term liability of $800,000 related to the escrow. As of June
              30, 2002, we believed there was a current potential for approximately $270,000 in claims against the escrow. In addition, in connection with the sale, we received an interest-bearing note receivable of $800,000 which is subject to possible reduction in the event Arthur J. Gallagher does not achieve certain revenue or income targets for the year ending December 31, 2002 with respect to the business that it acquired from our insurance subsidiaries.
              As of December 31, 2001, we established a liability of $800,000 related to the revenue and income targets. As of June 30, 2002, we were not able to determine whether Arthur J. Gallagher & Co. would achieve such targets and, as a result, we did not adjust the liability as of such date. In accordance with generally accepted accounting principles, we will adjust the liability when definitive information is available with respect to such targets.



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

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

         Revenue for the six months ended June 30, 2002 compared to the same period of 2001 increased $200,060, or 2.3%, from $8,593,846 to $8,793,906. For such periods, gross profit declined by $22,779.

         For the first six months of 2002 compared to the same period of 2001, trust and retirement services revenue increased $261,631, or 10.9%, primarily due to increased fees, partially offset by lower interest income on lower cash balances and lower interest rates. For such periods, trust and retirement services gross profit declined by $11,360 after fees paid to advisor partners increased slightly year over year, increasing 1.6% from $2.111 million in 2001 to $2.145 million in 2002, and lower interest income and other income of $54,000 year over year. As of June 30, 2002, our trust and retirement services operation had approximately $525.1 million in assets under management compared to $528.2 million as of June 30, 2001. Our trust and retirement services assets under management remained relatively constant due to the addition of new client assets during such periods despite declines in the Dow, S&P 500 and Nasdaq of approximately 7.8%, 13.8% and 25.0%, respectively, from June 30, 2001 to June
30, 2002.

         For such periods, mutual fund administration services revenue increased
$68,581, or 2.6%, and mutual fund administration services gross profit increased by $52,348. As of June 30, 2002, we provided mutual fund administrative services to 30 mutual fund families consisting of approximately 192 portfolios and approximately $8.9 billion in assets under service, compared to 25 mutual fund families consisting of 119 portfolios and approximately $4.2 billion in mutual fund assets under service as of June 30, 2001. Approximately $2.8 billion of the increase in assets under service was added during the month of June 2002 with our commencement of services for the Huntington Funds. During the past 12 months, our mutual fund services operation added several new clients, but also saw several clients discontinue operations due to market conditions. While ourassets under service increased period to period, the mix of services (transfer agency, fund accounting and administrative services) that we provided to certain of our mutual fund clients changed. We recognize higher margins on administrative services and, to a lesser extent, fund accounting services compared to transfer agency services. Our pricing, in certain instances, also is dependent upon the number of shareholder accounts serviced. An omnibus account may represent a significant amount of assets under service, but would not generate as much in fees as a fund with hundreds of shareholders but less assets under service.

         Banking revenue and gross profit increased $406,531, or 44.1%, for the first half of 2002 compared to the first half of 2001, primarily due to an increase in net interest income and a $105,000 increase in secondary market loan revenue. Net loans as of June 30, 2002 increased to $57.0 million from $33.7 million as of June 30, 2001. Our banking operation's net interest margin increased from 1.52% for the six months ended June 30, 2001 to 2.02% for the six months ended June 30, 2002. During the second quarter of 2002, our net interest margin rose 30 basis points from the first quarter of 2002 due to the repricing of higher rate certificates of deposit. We expect our net interest margin to continue to improve during the remainder of 2002 as our deposits are repriced at lower market rates. During the first six months of 2002, we were successful in retaining the vast majority of the maturing certificates of deposits at the prevailing market rates. We also experienced a $11.5 million, or 19.0%, increase in deposits from June 30, 2001 to June 30, 2002. Such deposits primarily were used to fund our banking operation's loan growth.

         During June 2002, our banking operation charged-off a $455,000 loan that management previously had classified as doubtful. We are working aggressively to collect this loan, and will continue to do so, but, due to actions taken by the borrower, management believed it necessary to charge-off this loan at this time.

         As of June 30, 2002, our banking operation's ratio of non-performing loans to total loans was 0.2%, compared to 1.4% at June 30, 2001, after the charge-off of the $455,000 loan. At June 30, 2002, our non-performing loans totaled $91,000. We are working aggressively to collect all non-performing loans, but may be required to increase our provision for loan losses in future quarters if we are unsuccessful in collecting these loans, which could have a material effect on our results of operations.

         For the six months ended June 30, 2002 compared to the same period of 2001, brokerage revenue and gross profit declined $335,591, or 23.2%, and $207,487, or 37.3%, respectively. These declines primarily were attributable to a $83,129 decline in commission revenue collected from introducing firm clients and a $110,735 decline in commission revenue due to the loss of certain full service brokerage accounts following the death of the former President of Commonwealth Investment Services. Also contributing to such decline was a $48,740 decline in investment management fees resulting from lower trading volume.

         For such periods, investment advisory revenue and gross profit declined
$202,461, or 20.1%, and $242,741, or 26.5%, respectively. Such declines primarily were due to the lower market value of assets under management at such operation. Assets under management at our investment advisory operation declined
$108.4 million, or 27.4%, from $396.2 million at June 30, 2001 to $287.8 million at June 30, 2002. A substantial portion of such decline was attributable to the overall declines in the financial markets.

         Total expenses declined $261,103, or 3.2%, for the six months ended
June 30, 2002 compared to the six months ended June 30, 2001. During the second half of 2001, management implemented certain expense cuts in an effort to improve the profitability of our company, which was partially offset by a


$489,403 increase in the provision for loan losses during 2002, primarily due to the write-off of one delinquent loan as discussed above. For such periods, employee compensation and benefits declined by $411,874, or 7.6%. This decline primarily was attributable to salary reductions taken by certain officers of our company during the first quarter of 2002, which reductions ranged from 20% to 40% of such officers' annualized salary. Telephone expense declined $71,938, or 33.6%, for the six months ended June 30, 2002 compared to the same period of 2001 due to a change in our company's long distance provider and the termination of our wide area network. For such periods, depreciation and amortization expense declined by $155,898, or 40.6%, primarily due to the effect of a reversal of a previous depreciation accrual and our adoption of Statement of Financial Accounting Standards No. 142, which required us to cease amortizing goodwill. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired. If we determine there has been an impairment, we will recognize a charge to our earnings in the quarter we determine the value has been impaired, which could be material. For such periods, interest expense declined by $66,567, or 113.1%, due to our repayment of our outstanding term loan during December 2001. Program administration fees declined $141,355, or 149.1%, primarily due to a $190,000 insurance recovery in the first quarter of 2002 related to a loss recorded during 2001 at our mutual fund services operation. For such periods, our provision for bad debt declined by $193,132, or 86.0%, due to a larger reserve taken during 2001 for receivables generated by our mutual fund services operation. Our provision for loan losses increased by $489,403, or 889.8%, for the six months ended June 30, 2002 compared to the same period of 2001, primarily due to the expense associated with the $455,000 loan charged-off in June 2002. Unified Banking Company is required by Federal law to maintain a reserve for possible loan losses based upon the size of and risks associated with the loan portfolio. For such periods, other operating expense increased by $331,745, or 68.2%, primarily due a $819,977 benefit received by us during the six months ended June 30, 2001 in connection with the construction and development of the VSX marketplace and its corresponding products, compared to a $219,822 benefit received by us during the six months ended June 30, 2002. Removing the effect of the benefit received from VSX Holdings during 2001, other expenses declined $293,000, or 22.4%, for such periods.

         For the six months ended June 30, 2002, we recorded a $863,303 loss from continuing operations compared to a $1,101,627 loss for the same period of 2001. The $238,324 decline in loss for such periods primarily was a result of the expense reductions discussed above. For the six months ended June 30, 2002 we recorded a $884,328 net loss from continuing operations compared to a $711,673 net loss for the same period of 2001. The results for the six months ended June 30, 2001 included a $398,239 income tax benefit while the same period of 2002 included a $3,177 income tax benefit.

         For the six months ended June 30, 2002, we recorded $13,365 net income from discontinued operations compared to $674,041 in net income from discontinued operations for the same period of 2001. Discontinued operations for the six months ended June 30, 2001 included the operating results of our insurance operations, which were sold in December 2001.

         We recorded a net loss of $870,963, or a basic and fully diluted loss per share of $0.30, for the six months ended June 30, 2002 compared to a net loss of $37,632, or a basic and fully diluted loss per share of $0.01, for the same period of 2001.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

         Revenue for the second quarter of 2002 compared to the second quarter of 2001 increased $178,001, or 4.1%, from $4,314,093 to $4,492,094. For such quarters, gross profit increased by $56,385, or 1.6%.



         For the second quarter of 2002 compared to the same quarter of 2001, trust and retirement services revenue increased $25,113, or 1.9%, and gross profit declined $26,013, or 2.4%, each primarily due to the reasons discussed above.

         For such quarters, mutual fund administration services revenue increased $154,127, or 12.2%, and gross profit increased by $57,342, or 5.1%. As discussed above, as of June 30, 2002, we provided mutual fund administrative services to 30 mutual fund families consisting of 192 portfolios and $8.9 billion in assets under service, compared to 25 mutual fund families consisting of 119 portfolios and $4.2 billion in mutual fund assets under service as of June 30, 2001.

         Banking revenue and gross profit increased $235,806, or 48.3%, for the second quarter of 2002 compared to the second quarter of 2001, primarily due to a $175,000, or 70.0%, increase in net interest income and a $21,000 increase in secondary market loan revenue. Net loans increased $23.9 million, or 71.2%, from June 30, 2001 to June 30, 2002.

         For such quarters, brokerage revenue and gross profit declined
$141,993, or 19.7%, and $103,715, or 36.2%, respectively. These declines primarily were attributable to a $26,709 decline in commission revenue from introducing firm clients and a $47,628 decline in commission revenue due to the loss of certain full service brokerage accounts following the death of the former President of Commonwealth Investment Services. Also contributing to such declines was a $39,000 decline in investment management fees resulting from lower trading volume.

         Investment advisory revenue and gross profit declined $150,458, or 28.0%, and $153,659, or 32.4%, respectively, for the second quarter of 2002 compared to the second quarter of 2001. Such declines were primarily due to the lower market value of assets under management (as discussed above) resulting from the overall declines in the financial markets from June 30, 2001 to June
30, 2002.

         Total expenses increased $214,628, or 5.2%, for the second quarter of 2002 compared to the same quarter of 2001. As discussed above, during the second half of 2001, management implemented certain expense cuts in an effort to improve the profitability of our company. For such quarters, employee compensation and benefits declined by $452,209, or 15.4%, primarily due to the salary cuts taken by certain officers of the company during the first quarter of 2002. For such quarters, telephone expense declined $24,352, or 25.9%, for the reasons previously discussed. Equipment rental and maintenance expense declined
$20,948, or 17.8%, for the second quarter of 2002 compared to the same quarter of 2001, primarily due to certain cost reductions at our mutual fund administration services operation. For such quarters, depreciation and amortization expense declined by $58,661, or 29.6%, for the reasons previously discussed. For such quarters, professional fees increased $174,370, or 219.1%, primarily due to certain consulting fees paid by the company during the second quarter of 2002. The second quarter of 2001 also was positively impacted by the reversal of a $24,000 accrual during such quarter. For such quarters, program administration fees increased by $14,895, or 18.2%, primarily due to an increased expense at our mutual fund administration operation. For such quarters, our provision for bad debt declined by $114,607, or 97.3%, and our provision for loan losses increased by $499,403, or 3329.4%, each primarily for the reasons previously discussed. For the second quarter of 2002 compared to the second quarter of 2001, other operating expense increased by $182,235, or 76.7%, primarily due a $433,333 benefit received by us during the second quarter of 2001 in connection with the construction and development of the VSX marketplace and its corresponding products, compared to a $135,371 benefit received by us during the second quarter of 2002. Removing the effect of the benefit received from VSX Holdings during the second quarter of 2001, other expenses declined
$127,316, or 19.0%, for such quarters.



         For the second quarter of 2002, we recorded a $840,711 loss from continuing operations compared to a $682,468 loss for the same quarter of 2001.
The $159,243 increase in loss for such quarters primarily was a result of the $499,403 increase in the provision for loan loss, partially offset by the expense reductions discussed above. For the quarter ended June 30, 2002 we recorded a $860,753 net loss from continuing operations compared to a $513,892 net loss for the same quarter of 2001. The second quarter of 2001 included a $144,314 income tax benefit while the same quarter of 2002 included a $1,935 income tax expense.

         For the second quarter of 2002, we recorded a $3,163 loss from discontinued operations compared to $240,414 in net income from discontinued operations for the same quarter of 2001. Discontinued operations for the second quarter of 2001 included the operating results of our insurance operations, which were sold in December 2001.

         We recorded a net loss of $863,916, or a basis and fully diluted loss per share of $0.30, for the second quarter of 2002 compared to a net loss of $273,478, or a basis and fully diluted loss per share of $0.09, for the same quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank. The net decrease in cash and cash equivalents at June 30, 2002 from December 31, 2001 was $2,061,442. The net decrease primarily was due to an increase in loans receivable, partially offset by increased customer deposits.

         With respect to our banking operation, long-term liquidity is a function of the core deposit base and an adequate capital base. We are committed to growth of our core deposit base and maintenance of our capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking
Company is required to maintain a consolidated Tier 1 capital to total assets ratio of at least 8.0%. As of June 30, 2002, Unified Banking Company had a consolidated ratio of Tier 1 capital to total assets of 8.93%.

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

         Unified Banking Company experienced net growth in assets of 18.0% during the first six months of 2002, while deposits increased 11.5% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         CAPITAL RESOURCES. Total stockholders' equity was $15,919,831 at June
30, 2002 compared to $16,748,911 at year-end 2001. The decrease in total stockholders' equity was due to our net loss for the six months ended June 30, 2002, partially offset by $151,134 in unrealized gains on securities for such period.


         The growth of Unified Banking Company will have an effect on our working capital. It currently is anticipated that as Unified Banking Company grows, our working capital ratio will become more in line with ratios traditionally associated with bank holding companies.

         We believe that our existing capital resources should be adequate for the working capital requirements of our core businesses over the next twelve months. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing prior to that time.



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









         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of June 30, 2002:

                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2   2 TO 3  3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 55    >55
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------
RATE SENSITIVE ASSETS
   Federal funds sold......... $    441  $    --  $   --   $  --  $   --  $    --  $    --  $     --  $   --  $    --  $    441
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Securities
     U.S. agencies............       --      568     550     534   1,511    1,385    1,266     9,012     784    4,709    20,319
     FHLB stock...............      497       --      --      --      --       --       --        --      --       --       497
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Total securities.......      497      568     550     534   1,511    1,385    1,266     9,012     784    4,709    20,816
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Loans
     Commercial
       Fixed..................       --       28      29      27      81       83      284     1,266     744    1,136     3,678
       Variable...............    8,858       --      --      --      --       --       --        --      --       --     8,858
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total commercial.....    8,858       28      29      27      81       83      284     1,266     744    1,136    12,536
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Real Estate
       Commercial
         Fixed................       --      535     119      45   1,167    1,465      985     4,271      --       --     8,587
         Variable.............    5,640       --      --      --      --       --       --        --      --       --     5,640
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total commercial...    5,640      535     119      45   1,167    1,465      985     4,271      --       --    14,227
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Residential
         Fixed................       --       62     415      59     176      172      236     2,727   1,761    1,990     7,598
         Variable.............    3,708       --      --      --      --       --       --        --      --       --     3,708
         Other................       --        6       6       6      20       20      426       277     119      772     1,653
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total residential..    3,708       68     421      65     196      192      662     3,004   1,880    2,762    12,959
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
              Total real estate   3,708      603     540     110    1,363    1,657     1,647   7,275    1,880   2,762    27,186
                               --------  -------  ------  ------  -------  -------  --------  ------  -------  ------  --------

     Construction
       Fixed..................       --      240      --      --      --       --       --        --      --       --       240
       Variable...............    1,414       --      --      --      --       --       --        --      --       --     1,414
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total construction...    1,414      240      --      --      --       --       --        --      --       --     1,654
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Personal
       Home equity loans......    8,090       --      --      --      --       --       --        --      --       --     8,090
       Installment loans......       --      333      56      47     388      357      415       840     253       50     2,739
       Cash reserve loan......       19       --      --      --      --       --       --        --      --       --        19
       Personal open end
         letters of credit....    5,180       --      --      --      --       --       --        --      --       --     5,180
       Loans secured by
         deposits.............       --       10      --      --       1        1        1        29       1       --        44
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total personal.......   13,289      343      56      47     389      358      417       869     253       50    16,072
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Total loans................   32,909    1,214     625     184   1,833    2,098    2,347     9,410   2,878    3,948    57,446
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     TOTAL RATE
       SENSITIVE ASSETS....... $ 33,847  $ 1,783  $1,175   $ 718  $3,344  $ 3,482  $ 3,614  $ 18,422  $3,662  $ 8,657  $ 78,703
                               ========  =======  ======   =====  ======  =======  =======  ========  ======  =======  ========





                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 55    >55
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS  MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------  ------   ------  ------   ------   ------   ------   ------   ------
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............. $  3,703 $     -- $    -- $     -- $     -- $     -- $     -- $    --  $    -- $     -- $  3,703
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Money market accounts
       Market rate accounts...    4,465       --      --       --       --       --       --      --       --       --    4,465
       Business market rate
         accounts.............    2,033       --      --       --       --       --       --      --       --       --    2,033
       Special personal
         MMDA.................      680       --      --       --       --       --       --      --       --       --      680
       Special business
         MMDA.................    3,853       --      --       --       --       --       --      --       --       --    3,853
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total money market
           accounts...........   11,031       --      --       --       --       --       --      --       --       --   11,031
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Savings accounts.........       71       --      --       --       --       --       --      --       --       --       71
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Time deposits
       CD's > 100K............       --      679     309      951    2,899    3,584    1,987   4,909      100       --   15,419
       CD's < 100K............       --      501     869      869    5,128    8,402    1,647   6,875       43       --   24,335
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total time deposits..       --    1,180   1,178    1,820    8,027   11,986    3,634  11,784      143       --   39,754
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Individual retirement
         accounts.............       --       --     129       14      136      442       87   4,328       32        4    5,173
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total interest
           bearing deposits...   14,805    1,180   1,307    1,834    8,163   12,428    3,721  16,112      175        4   59,732
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Borrowed funds
       Repurchased agreements.       --      164      --       --       --       --       --      --       --       --      164
       FHLB borrowings........       --       29      28       28      784       72       72   2,040      348    1,488    4,889
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total borrowed funds.       --      193      28       28      784       72       72   2,040      348    1,488    5,053
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
   TOTAL RATE
       SENSITIVE LIABILITIES.. $ 14,805 $  1,373 $ 1,336 $  1,862 $  8,947 $ 12,500 $  3,793 $18,153  $   523 $  1,492 $ 64,784
                               ======== ======== ======= ======== ======== ======== ======== =======  ======= ======== ========

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 33,847 $  1,783 $ 1,175 $    718 $  3,344 $  3,482 $  3,614 $18,422  $ 3,662 $  8,657
   Total rate sensitive
     liabilities..............   14,805    1,373   1,336    1,862    8,947   12,500    3,793  18,153      523    1,492
   Gap........................   19,042      410    (161)  (1,144)  (5,603)  (9,018)    (179)    269    3,139    7,165
   RSA/RSL....................     2.29x    1.30x   0.88x    0.39x    0.37x    0.28x    0.95x   1.01x    7.00x    5.80x
   RSA/assets.................     0.41     0.02    0.01     0.01     0.04     0.04     0.04    0.22     0.04     0.11
   RSL/assets.................     0.18     0.02    0.02     0.02     0.11     0.15     0.05    0.22     0.01     0.02
   Gap/assets.................    23.26%    0.50%  -0.20%   -1.39%   -6.81%  -10.95%   -0.22%   0.33%    3.81%    8.70%
   Gap/RSA....................    56.26    23.00  -13.69  -159.40  -167.55  -258.98    -4.95    1.46    85.72    82.77
CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 33,487 $ 35,630 $36,805  $37,523 $ 40,867 $ 44,349 $ 47,963 $66,385 $ 70,047 $ 78,704
   Total rate sensitive
     liabilities..............   14,805   16,178  17,514   19,376   28,323   40,823   44,616  62,769   63,292   64,784
   Gap........................   19,042   19,452  19,291   18,147   12,544    3,526    3,347   3,616    6,755   13,920
   RSA/RSL....................     2.29x    2.20x   2.10x    1.94x    1.44x    1.09x    1.08x   1.06x    1.11x    1.21x
   RSA/assets.................     0.41     0.44    0.45     0.46     0.50     0.54     0.59    0.81     0.86     0.96
   RSL/assets.................     0.18     0.20    0.21     0.24     0.35     0.50     0.55    0.77     0.77     0.79
   Gap/assets.................    23.26%   23.76%  23.57%   22.17%   15.32%    4.31%    4.09%   4.42%    8.25%   17.00%
   Gap/RSA....................    56.26    54.59   52.41    48.36    30.69     7.95     6.98    5.45     9.64    17.69

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

                                                                          -25


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

                                                                    PERCENTAGE CHANGE IN
                 BASIS POINT                    ------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   -------------------          -------------------------------
                    -400                              -21.08                               11.34
                    -300                              -14.05                                7.02
                    -200                               -8.44                                7.28
                    -100                               -4.26                                4.99
                       0                                0.00                                0.00
                     100                                4.15                               -5.87
                     200                                8.44                              -11.77
                     300                               12.63                              -17.50
                     400                               16.93                              -22.78

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



PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Information with respect to our 2002 annual meeting of stockholders was disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.



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

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                                     (Registrant)



Dated:  August 2, 2002                               By:   /s/ John S. Penn
                                                          ---------------------------------------------------------
                                                          John S. Penn, President and Chief Executive Officer



Dated:  August 2, 2002                               By:  /s/ Thomas G. Napurano
                                                          ---------------------------------------------------------
                                                          Thomas G. Napurano, Executive Vice President and Chief Financial Officer



                                  EXHIBIT INDEX

Ex. No.                             Description
-------                             -----------

11.1     Computations of Earnings per Share

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer


