Form 10-Q
period 2002-09-30
UNIFIED FINANCIAL SERVICES INC
filed 2002-11-08
CIK 1033926



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

For the quarterly period ended                                   SEPTEMBER 30, 2002
                               ------------------------------------------------------------------------------------



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


                                                                                  Number of shares
               Title of class                                            outstanding as of November 1, 2002
--------------------------------------------                         -------------------------------------------
     Common stock, $0.01 par value                                                    2,858,972






                        UNIFIED FINANCIAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - September 30, 2002
                  (Unaudited) and December 31, 2001...............................................................1

                  Consolidated Statements of Operations (Unaudited) - Nine and Three Months
                  Ended September 30, 2002 and 2001...............................................................3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Nine and
                  Three Months Ended September 30, 2002 and 2001..................................................4

                  Consolidated Statements of Cash Flow (Unaudited) - Nine Months Ended
                  September 30, 2002 and 2001.....................................................................5

                  Notes to Consolidated Financial Statements......................................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........16

                  Cautionary Statement Regarding Forward-Looking Statements......................................16

                  General........................................................................................16

                  Comparison of Results for the Nine Months Ended September 30, 2002 and 2001....................17

                  Comparison of Results for the Three Months Ended September 30, 2002 and 2001...................20

                  Liquidity and Capital Resources................................................................21

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................23

     Item 4.      Controls and Procedures........................................................................27

PART II.          OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...............................................................28

SIGNATURES.......................................................................................................29

CERTIFICATION....................................................................................................30

EXHIBIT INDEX....................................................................................................34





PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS
                                                       ------

                                                                            SEPTEMBER 30,           DECEMBER 31,
                                                                                2002                    2001
                                                                          --------------          ----------------
Current Assets
     Cash and cash equivalents (see note 14)...........................   $    6,637,890         $    8,844,482
     Due from banks....................................................        2,581,559              1,357,483
     Federal funds sold................................................               --              4,033,000
     Bond investments (see note 14)....................................       16,338,105             11,374,531
     Investment in securities and non-affiliated
       mutual funds....................................................          599,937                555,013
     Note receivable...................................................          800,000                800,000
     Loans (net of allowance for loan losses of $520,216
       for 2002 and $430,000 for 2001).................................       60,635,321             43,705,576
     Accounts receivable (net of allowance for
       doubtful accounts of $81,940 for 2002 and
       $260,299 for 2001)..............................................        5,683,832              5,480,214
     Prepaid assets and deposits.......................................          376,608                425,061
     Deferred tax asset................................................          289,676                287,435
                                                                          --------------         --------------

         Total current assets..........................................       93,942,928             76,862,795
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $2,517,104 for 2002 and
       $2,330,472 for 2001)............................................        2,114,049              2,277,430
                                                                          --------------         --------------

         Total fixed assets............................................        2,114,049              2,277,430
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 12).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2002 and 2001) (see note 3)........................        1,006,061              1,006,061
     Other non-current assets..........................................           62,830                 43,696
                                                                          --------------         --------------

         Total non-current assets......................................        1,069,901              1,050,767
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   97,126,878         $   80,190,992
                                                                          ==============         ==============

(CONTINUED ON NEXT PAGE)

See accompanying notes.







UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  2002                  2001
                                                                            ----------------      ----------------

Current Liabilities:
     Current portion of capital lease obligations.......................     $          --         $         595
     Current portion of bank borrowings.................................                --                 3,153
     Borrowed funds.....................................................         4,828,246                    --
     Bank line-of-credit................................................         1,270,000             1,104,780
     Deposits (see note 14).............................................        70,702,009            55,905,541
     Accounts payable and accrued expenses..............................           695,262             2,448,177
     Accrued compensation and benefits..................................           562,383               570,883
     Payable to broker-dealers..........................................            93,698               142,985
     Income taxes payable...............................................           233,461               215,027
     Deferred income taxes..............................................           193,781                55,608
     Other liabilities..................................................         1,822,060             1,382,025
                                                                             -------------         -------------

         Total current liabilities......................................        80,400,900            61,828,774
                                                                             -------------         -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations.....................                --                   454
     Deferred income taxes..............................................            25,680                12,853
     Other long-term liabilities........................................           807,475             1,600,000
                                                                             -------------         -------------
         Total long-term liabilities....................................           833,155             1,613,307
                                                                             -------------         -------------

              Total liabilities.........................................        81,234,055            63,442,081
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share.............................            33,090                33,277
     Additional paid-in capital.........................................        16,078,230            16,187,294
     Retained earnings..................................................          (772,223)              231,300
     Accumulated other comprehensive income.............................           553,726               297,040
                                                                             -------------         -------------
              Total stockholders' equity................................        15,892,823            16,748,911
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  97,126,878           $80,190,992
                                                                             =============        ==============


See accompanying notes.






UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          NINE MONTHS ENDED                THREE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                   -------------     -------------    ------------     ------------
REVENUE:
     Gross revenue (see note 10).................  $  13,339,936     $  12,997,782    $  4,546,030     $  4,403,936
                                                   -------------     -------------    ------------     ------------
         Total gross revenue.....................     13,339,936        12,997,782       4,546,030        4,403,936
                                                   -------------     -------------    ------------     ------------
COST OF SALES:
     Cost of sales (see note 10).................      2,710,700         2,522,673         904,959          939,771
                                                   -------------     -------------    ------------     ------------
         Total cost of sales.....................      2,710,700         2,522,673         904,959          939,771
                                                   -------------     -------------    ------------     ------------
GROSS PROFIT (see note 10).......................     10,629,236        10,475,109       3,641,071        3,464,165
                                                   -------------     -------------    ------------     ------------

EXPENSES:
     Employee compensation.......................      6,397,473         7,127,167       2,094,317        2,367,491
     Employee insurance and benefits.............      1,029,568         1,023,444         292,942          331,464
     Mail and courier............................        112,336           122,327          36,126           26,391
     Telephone...................................        191,492           304,150          49,571           90,291
     Equipment rental and maintenance............        361,171           357,892         118,921          108,629
     Occupancy...................................        712,727           676,965         243,105          227,689
     Depreciation and amortization...............        281,954           602,480          53,894          218,522
     Professional fees...........................        498,283           517,681         197,848          188,701
     Interest....................................         (7,489)           67,648             208            8,778
     Program administration fees.................         20,855           157,445          67,400           62,635
     Provision for bad debt......................         96,739           255,543          65,332           31,004
     Provision for loan losses...................        589,186            90,000          44,783           35,000
     Business development costs..................         41,332            39,207          27,892           19,218
     Insurance...................................        167,294           125,055          53,456           80,071
     Other operating expenses (see note 12)......      1,117,788         1,021,954         413,446          580,503
                                                   -------------     -------------    ------------     ------------
         Total expenses..........................     11,610,709        12,488,958       3,759,241        4,376,387
                                                   -------------     -------------    ------------     ------------

     Loss from continuing operations.............       (981,473)       (2,013,849)       (118,170)        (912,222)
     Other loss..................................        (28,338)          (51,851)         (4,136)         (43,566)
     Income tax benefit (expense)................         (6,919)          635,872         (10,096)         237,633
                                                   -------------     -------------    ------------     ------------

     Net loss from continuing
         operations..............................     (1,016,730)       (1,429,828)       (132,402)        (718,155)

Income (loss) from discontinued operations
     (net of income taxes of $8,081,
     $660,872, $(96) and
     $237,633, respectively) ....................         13,207         1,039,012            (158)         364,971
                                                   -------------     -------------    ------------     ------------
Net loss ........................................  $  (1,003,523)    $    (390,816)   $   (132,560)    $   (353,184)
                                                   =============     =============    ============     ============

Per share loss
     Basic common shares outstanding.............      2,858,972         2,880,028       2,858,972        2,880,028
     Net loss - basic............................  $       (0.35)    $       (0.14)   $      (0.05)    $      (0.12)

     Fully diluted common shares outstanding
          (see note 13)..........................      2,858,972         2,905,564       2,858,972        2,905,564
     Net loss - fully diluted....................  $       (0.35)    $       (0.13)   $      (0.05)    $      (0.12)

See accompanying notes.






UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                          NINE MONTHS ENDED                THREE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                   -------------     -------------    ------------     ------------

Net loss ........................................  $  (1,003,523)    $    (390,816)   $   (132,560)    $   (353,184)
Other comprehensive income (loss), net of tax
     Unrealized gain on securities, net of
         reclassification adjustment.............        256,686           269,038         105,552          190,109
                                                   -------------     -------------    ------------     ------------

Comprehensive loss...............................  $    (746,837)    $    (121,778)   $    (27,008)    $   (163,075)
                                                   =============     =============    ============     ============

See accompanying notes.






UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        -----------------------------------
                                                                            2002                 2001
CASH FLOW FROM OPERATING ACTIVITIES                                     --------------       --------------
    Net loss.......................................................     $  (1,003,523)       $    (390,816)
    Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
       Income tax payable..........................................            18,434                   --
       Deferred income taxes.......................................           148,759              (48,871)
       Provision for depreciation and amortization.................           275,417              836,937
       Provision for loan losses...................................           589,186               90,000
       Provision for bad debt......................................           375,276              261,943
       Write off of bad debt.......................................          (276,593)                  --
       Recovery of bad debt........................................                --               18,980
       Amortization of bond discount...............................           (20,116)             (18,502)
       Change in market value of securities........................          (373,187)             449,014
       Comprehensive income........................................           256,686              269,039
       Loss on disposal of fixed assets............................              (992)             (61,868)
       Loss on sale/disposal of securities.........................            13,599               10,469
       (Increase) decrease in operating assets:
          Receivables..............................................          (302,301)           1,221,647
          Loan receivables.........................................       (17,518,931)         (17,182,385)
          Prepaid and sundry assets................................            48,453              (85,759)
          Other non-current assets.................................           (19,134)             292,185
       Increase (decrease) in operating liabilities:
          Deposits.................................................        14,796,468           19,111,337
          Accounts payable and accrued expenses....................        (1,802,202)          (1,782,763)
          Accrued compensation and benefits........................            (8,500)              (1,669)
          Other liabilities........................................          (352,489)              89,968
                                                                        -------------        -------------
       Net cash provided by (used in) operating activities.........        (5,155,690)           3,078,886
                                                                        -------------        -------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of equipment..........................................          (214,983)            (598,302)
    Due from banks.................................................        (1,224,076)            (220,704)
    Federal funds sold/purchased...................................         4,033,000            9,203,000
    Bond investments...............................................        (4,554,540)         (10,523,427)
    Securities sold/purchased under agreement to repurchase........            24,000           (1,143,000)
    Borrowed funds.................................................         4,804,246                   --
    Proceeds from sale of securities...............................           234,556               65,964
    Proceeds from sale of fixed assets.............................           103,939              300,000
    Investment in affiliated mutual fund...........................                --                 (100)
    Investment in affiliate........................................                --               (1,000)
    Investment in securities and mutual funds......................          (308,810)             (93,161)
                                                                        -------------        -------------
       Net cash provided by (used in) investing activities.........         2,897,332           (3,010,730)
                                                                        -------------        -------------

CASH FLOW FROM FINANCING ACTIVITIES
    Repayment of borrowings........................................          (633,154)          (2,431,021)
    Retirement of common stock.....................................          (109,251)                  --
    Borrowings on line of credit...................................           795,220            1,125,000
    Repayment of capital lease obligations.........................            (1,049)              (7,750)
                                                                        -------------        -------------
       Net cash provided by (used in) financing activities.........            51,766           (1,313,771)
                                                                        -------------        -------------
Net decrease in cash and cash equivalents..........................        (2,206,592)          (1,245,615)
Cash and cash equivalents - beginning of year......................         8,844,482            5,582,098
                                                                        -------------        -------------
Cash and cash equivalents - end of period..........................     $   6,637,890        $   4,336,483
                                                                        =============        =============

See accompanying notes.







                         UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2002 AND 2001
                           ---------------------------


Note 1 -      NATURE OF OPERATIONS

              Unified Financial Services, Inc., a Delaware holding company for various financial services companies, was organized on December 7,1989. We distribute our services via the traditional industry channels of our subsidiaries and via the Internet. Through our subsidiaries, all of which are wholly owned, we provide services primarily in five lines of business: trust and retirement services; mutual fund administration services; banking;
              brokerage; and investment advisory services.

Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation
              ---------------------
              The consolidated financial statements include the accounts of Unified Financial Services, Inc.
              and our subsidiaries after elimination of all material intercompany accounts and transactions.

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments
              (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30,
              2002 are not necessarily indicative of the results that may be expected for the year ending
              December 31, 2002.

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




                         UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------


Note 3 -      NEW ACCOUNTING STANDARDS

              Statement of Financial Accounting Standards ("SFAS") No. 144,"ACCOUNTING FOR THE
              IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS," is effective for fiscal years beginning after
              December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS 144 supersedes Statement of Financial Accounting Standards No. 121,
              "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE
              DISPOSED OF" and amends Accounting Principles Board Opinion No. 30, "REPORTING RESULTS
              OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS." This
              statement develops one accounting model (based on the model in SFAS 121) for long-lived assets to be disposed of, expands the scope of discontinued operations and modifies the accounting for discontinued operations. This standard did not have a material impact on our consolidated financial position, results of operations or cash flows for the nine- of three-
              month periods ended September 30, 2002.

              Statement of Financial Accounting Standards No. 143, "ACCOUNTING FOR ASSET RETIREMENT
              OBLIGATIONS," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement cost. This statement is effective for fiscal years beginning after June 15, 2002. We have adopted this statement, which did not have a material impact on our consolidated financial position, results of operations or cash flows for the nine- or three-month periods ended September 30, 2002.

              Statement of Financial Accounting Standards No. 142, "GOODWILL AND OTHER INTANGIBLE
              ASSETS," addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  This statement is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, we adopted
              SFAS 142 and ceased the amortization of goodwill (for the nine months ended September 30,
              2002, goodwill amortization would have been approximately $78,000 and would be approximately $104,000 for the year ending December 31, 2002). Other provisions of this statement require that goodwill be measured periodically for impairment. We are currently in the process of fair valuing our reporting unit with goodwill in order to determine potential goodwill impairment, but have not yet determined the impact for 2002.

              Statement of Financial Accounting Standards No. 141, "BUSINESS COMBINATIONS," requires all business combinations initiated after September 30, 2001 to be accounted for under the purchase method of accounting. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations consummated after June 1, 2001. Management does not believe that this statement will have a material effect on our consolidated financial statements.





                           UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------


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

              As of September 30, 2002 and 2001, options to acquire 107,441 and 102,836 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 54,545 and 60,000 shares, respectively, of our common stock outside of such plan (see note 12).

              A summary of our outstanding stock options as of September 30,2002 and 2001 is as follows:

                                                                                 SEPTEMBER 30,
                                                               ------------------------------------------------
                                                                        2002                      2001
                                                               ---------------------     ----------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                               SHARES         PRICE       SHARES        PRICE
                                                               ------         -----       ------        -----

              Options outstanding at beginning of year......   149,396       $41.94       170,752      $41.94
              Granted.......................................    38,150        16.50            --          --
              Option to acquire 66,666 shares at $45.00
                per share converted into option to acquire
                60,000 shares at $50.00 per share...........        --           --        (6,666)      45.00
              Option to acquire 60,000 shares at $50.00
                per share converted into option to acquire
                54,545 shares at $55.00 per share...........    (5,455)       50.00            --          --
              Forfeitures...................................   (20,105)       34.92        (1,250)      40.00
              Options outstanding at end of period..........   161,986        38.24       162,836       41.62
              Options exercisable at end of period..........   161,644        38.23       157,458       41.68
              Options available for future grants...........   142,559          n/a       147,164         n/a

              As of September 30, 2002, 85,136 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.





                           UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------


Note 4 -      OPTIONS (Continued)

              We apply Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO
              EMPLOYEES," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial
              Accounting Standard Board Statement of Financial Accounting Standards No. 123,
              "ACCOUNTING FOR STOCK-BASED COMPENSATION," the effect would have been immaterial for the nine- and three-month periods ended September 30, 2002 (based upon the Black-Scholes option pricing model) and,in fact, would have been anti-dilutive for such periods.

Note 5 -      BANK LINE OF CREDIT

              Bank line of credit at September 30, 2002 consisted of the following:

                                                                    MAXIMUM LINE      LINE OF CREDIT AT
                                                                      OF CREDIT      SEPTEMBER 30, 2002
                                                                    ------------     ------------------
              Secured by assignment of receivables,
                 bears interest at prime......................       $2,500,000          $1,270,000

              Effective July 22, 2002, the bank line of credit was renewed. The line of credit bears interest at prime, which is payable monthly, and all amounts outstanding under the line of credit are due June 30, 2003. The line of credit is secured by contracts receivable and guaranteed by
              Unified Financial Services, Inc.

Note 6 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the nine months ended
              September 30, 2002 and 2001 were $712,727 and $676,965, respectively.

              At September 30, 2002, we were committed to minimal rental payments under certain noncancellable operating leases. As of September 30, 2002, the minimum future rental commitments for each of the succeeding five years subsequent to September 30, 2002 were as follows:

                               2003 ......................................$     575,333
                               2004 .......................................     506,406
                               2005 .......................................     464,147
                               2006 .......................................     405,513
                               2007 .......................................     425,325
                               Thereafter..................................     688,271
                                                                             ----------
                                    Total..................................  $3,064,995
                                                                             ==========

              As of September 30, 2002, the leases with respect to the property occupied by our trust and retirement services operation had expired. We currently are negotiating a new lease with the landlord, which we anticipate will be executed during November 2002. It currently is anticipated that the term of such lease will be five years and annual lease payments of approximately $207,720 will be due with respect to such new lease.




                           UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------


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

Note 8 -      CASH SEGREGATED UNDER FEDERAL REGULATION AND NET CAPITAL REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform
              Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1.  At September 30, 2002, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $126,474 and 3.34 to 1, respectively.

              Unified Financial Securities is a fully disclosed broker-dealer.  As a result, pursuant to Rule
              15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial
              Securities is not required to segregate cash and/or securities for the benefit of its customers.

Note 9 -      FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at September 30, 2002 and 2001. Financial Accounting Standards Board
              Statement No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                SEPTEMBER 30,
                                                          -------------------------------------------------------
                                                                      2002                         2001
                                                          --------------------------     ------------------------
                                                            CARRYING         FAIR         CARRYING         FAIR
                                                             AMOUNT          VALUE         AMOUNT          VALUE
                                                            --------        ------        --------        -------
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents............     $ 6,637.9      $  6,637.9     $  4,336.5     $ 4,336.5
                 Due from banks.......................       2,581.6         2,581.6        1,383.3       1,383.3
                 Bond investments.....................      16,338.1        16,338.1       20,975.7      20,975.7
                 Securities and mutual funds..........         599.9           599.9          548.7         548.7
                 Loans, net of allowance..............      60,635.3        60,635.3       37,927.1      37,927.1
                 Receivables (trade), net of allowance       5,683.8         5,683.8       11,583.5      11,583.5
                 Prepaid and sundry...................         376.6           376.6          383.0         383.0
              Financial liabilities:
                 Current liabilities..................      80,400.9        80,400.9       66,522.3      66,522.3
                 Capital lease obligation.............          --               --             1.2           1.2
                 Term debt............................          --               --         1,604.7       1,604.7







                           UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------

Note 10 -     DISCLOSURES ABOUT REPORTING SEGMENTS

              We have five reportable operating segments: trust and retirement services; mutual fund administration services; banking; brokerage; and investment advisory services. In addition, we also report corporate as a separate segment.

              Our banking segment, which includes Unified Banking Company and Commonwealth
              Premium Finance Company, reports revenue partially in accordance with the AICPA Audit and Accounting Guide for Banks and Savings Institutions, which requires that banking revenue be reported net of interest expense, and partially in accordance with the AICPA
              Audit and Accounting Guide for Financial Institutions(other than banks and insurance companies), which treats the provision for loan losses as an operating expense. Pursuant to the AICPA guide for banks, banking revenue is presented net of the provision for loan losses. As a result, we report our provision for loan losses as an operating expense on our
              Statements of Operations. For the nine months and three months ended September 30, 2002 and 2001, our banking operation recorded interest expense of $2,263,119 and $2,691,129, respectively, and $815,730 and $843,781, respectively. Our banking operation's provision for loan losses was $589,186 and $90,000 for the nine months ended September 30, 2002 and
              2001, respectively, and $44,783 and $35,000 for the three months ended September 30, 2002 and 2001, respectively. Additionally, pursuant to the AICPA guide for banks,banks typically do not report gross profit. However, for comparability among our operating segments, we have reported banking gross profit, which amount is equal to banking revenue for any given period.

              The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

              Our reportable segments are strategic business units that offer different products and services.
              They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the nine or three months ended September 30, 2002 and 2001:








                           UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------

                                                          AS OF OR FOR THE                      FOR THE
                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                   -------------     -------------    ------------     ------------
Revenue:
-------
     Trust and retirement........................  $   3,885,920     $   3,696,935    $  1,220,518     $  1,293,164
     Mutual fund administration..................      4,391,201         4,011,885       1,655,321        1,344,586
     Banking.....................................      2,067,516         1,509,233         739,341          587,589
     Brokerage...................................      1,810,285         2,134,780         697,713          686,617
     Investment advisory.........................      1,176,585         1,492,696         372,955          486,604
     Corporate...................................          8,429           152,253        (139,818)           5,376
                                                   -------------     -------------    ------------     ------------
          Total..................................  $  13,339,936     $  12,997,782    $  4,546,030     $  4,403,936
                                                   =============     =============    ============     ============

Gross profit:
-------------
     Trust and retirement........................  $   3,173,721     $   3,132,380    $  1,002,698     $    949,997
     Mutual fund administration..................      3,801,128         3,501,397       1,460,490        1,213,106
     Banking.....................................      2,067,516         1,509,233         739,341          587,589
     Brokerage...................................        607,221           823,397         139,990          267,207
     Investment advisory.........................        971,667         1,356,449         298,850          440,890
     Corporate...................................          7,983           152,253            (298)           5,376
                                                   -------------     -------------    ------------     ------------
          Total..................................  $  10,629,236     $  10,475,109    $  3,641,071     $  3,464,165
                                                   =============     =============    ============     ============

Total assets:
-------------
     Trust and retirement........................  $   3,061,531     $   3,199,981
     Mutual fund administration..................      2,579,270         1,917,680
     Banking.....................................     84,301,793        64,316,514
     Brokerage...................................        689,409           750,970
     Investment advisory.........................      1,350,491         1,401,080
     Corporate...................................      5,144,384         1,264,341
     Discontinued................................             --         9,144,380
                                                   -------------     -------------
          Total..................................  $  97,126,878     $  81,994,946
                                                   =============     =============

Depreciation and amortization:
-----------------------------
     Trust and retirement........................  $     101,171     $      99,879
     Mutual fund administration..................         94,658            78,634
     Banking.....................................        132,708           118,236
     Brokerage...................................          3,698            16,781
     Investment advisory.........................         14,215            98,937
     Corporate...................................        (64,496)          190,013
                                                   -------------     -------------
          Total..................................  $     281,954     $     602,480
                                                   =============     =============

Capital expenditures:
--------------------
     Trust and retirement........................  $      39,670     $     137,930
     Mutual fund administration..................        157,793            24,625
     Banking.....................................          5,800            72,190
     Brokerage...................................             --             8,216
     Investment advisory.........................          3,890             9,742
     Corporate...................................          7,830            79,335
     Discontinued................................             --           266,264
                                                   -------------     -------------
          Total..................................  $     214,983     $     598,302
                                                   =============     =============






                         UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------

Note 11 -     UNIFIED BANKING COMPANY STATEMENTS OF FINANCIAL CONDITION AND OPERATIONS

              Unified Banking Company commenced operations on November 1, 1999.  Included in our consolidated financial statements at September 30,2002 and 2001 were the bank's total assets of $85,367,049 and $61,868,681, respectively, and total liabilities of $79,499,532 and
              $55,694,800, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                                       SEPTEMBER 30,
                                                                                ---------------------------
                                                                                   2002            2001
                                                                                ----------      -----------

              Due from banks..............................................      $2,581,559      $ 1,384,679
              Investments in securities:
                US agency securities......................................      18,921,084       20,975,732
                FHLB stock................................................         502,200          189,600
              Loans:
                Real estate loans.........................................      39,189,704       22,914,763
                Commercial loans..........................................      16,669,424        9,795,098
                Installment loans.........................................       5,260,243        5,701,533
                Other loans...............................................          36,167              159
                Allowance for loan losses.................................         520,216          395,000
              Bank deposits:
                Demand deposits...........................................       9,899,790        6,718,278
                Official checks...........................................         272,666          220,312
                NOW accounts..............................................       2,306,868        1,186,852
                Money market accounts.....................................      12,237,436        7,241,353
                Savings accounts..........................................          52,396           63,056
                Time deposits.............................................      43,711,080       33,513,324
                Other interest-bearing deposits...........................       5,675,935        4,788,500
              Federal and borrowed funds..................................       4,828,246        1,536,000

              As discussed in Note 10, we report our results of operations in accordance with the AICPA guide for financial institutions (other than banks and insurance companies). If we reported our results of operations in accordance with the AICPA guide for banks, the results of operations for Unified Banking Company for the nine-and three-month periods ended
              September 30, 2002 at 2001 would have been as follows:

                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                   -------------------------------    -----------------------------
                                                        2002             2001             2002            2001
                                                   -------------     -------------    ------------     ------------

              Interest and dividend income.......  $   3,385,041     $   3,343,574    $  1,228,919     $  1,074,723
              Loan fees..........................        236,935           173,466          87,340           77,721
              Other income.......................        226,785           145,697          75,079          101,267
                                                   -------------     -------------    ------------     ------------
                   Total revenue.................      3,848,761         3,662,737       1,391,338        1,253,711

              Interest expense...................      2,217,091         2,590,748         798,429          813,294
                                                   -------------     -------------    ------------     ------------
                 Subtotal........................      1,631,670         1,071,989         592,909          440,417

              Provision for loan losses..........       (589,186)          (90,000)        (44,783)         (35,000)
                                                   -------------     -------------    ------------     ------------
                   Net revenue...................      1,042,484           981,989         548,126          405,417

              Operating expenses.................      1,593,013         1,586,666         531,189          536,863
                                                   -------------     -------------    ------------     ------------
              Profit (loss) before income taxes    $    (550,529)   $    (604,677)    $     16,937     $   (131,446)
                                                   =============     =============    ============     ============




                           UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------

Note 11 -     UNIFIED BANKING COMPANY STATEMENTS OF FINANCIAL CONDITION AND
              OPERATIONS (Continued)

              The revenue amounts in Note 10 for our banking operation include the "Subtotal" amounts reflected above for Unified Banking Company plus the revenues of Commonwealth Premium
              Finance Corporation.

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

              VSX Holdings is involved in the development of an alternative trading system to be known as
              VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual,real-time private financial market place. In connection with the organization of VSX
              Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option.
              Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending
              May 23, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $55, $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings.
              Should the option be exercised prior to May 23, 2003 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue
              54,545 shares of stock (50,000 after May 23, 2003) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

              We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the nine months ended
              September 30, 2002 and 2001 and the three months ended September 30, 2002 and 2001, we received payments totaling $258,756 and $819,977, respectively,and $39,301 and $0, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated
              Statements of Operations.




                         UNIFIED FINANCIAL SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002 AND 2001
                             ---------------------------

Note 13 -     INCOME (LOSS) PER SHARE OF STOCK

              Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares(outstanding stock options).

              Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the nine- and three-month periods ended September 30, 2002, all potential common shares were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share. For the nine- and three-month periods ended September 30, 2001, 137,300 potential common shares were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share.

Note 14 -     RELATED PARTY TRANSACTION

              As of September 30, 2002, $3,454,164 was eliminated from both bond investments and deposits on our Consolidated Statement of Financial Condition, which amount represented cash on deposit at our bank from various subsidiaries of our company.

Note 15 -     SALE OF INSURANCE OPERATIONS

              On December 17, 2001, we sold substantially all the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity
              Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher
              & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account, and is subject to possible indemnification claims of Arthur J. Gallagher & Co.pursuant to the sale agreement. Any funds remaining in the escrow account after June 16, 2003 (and which are not subject to a claim made by Arthur J. Gallagher & Co. before such date) will be released to us. As of December 31, 2001, we established a long-term liability of $800,000 related to the escrow. As of September 30, 2002, we believed there was a current potential for approximately $300,000 in claims against the escrow. In addition,in connection with the sale, we received an interest-bearing note receivable of $800,000, which is subject to possible reduction in the event Arthur J. Gallagher does not achieve certain revenue or income targets for the year ending December 31, 2002 with respect to the business that it acquired from our insurance subsidiaries.  As of December 31, 2001, we established a liability of $800,000 related to the revenue and income targets. As of September 30, 2002, we were not able to determine whether Arthur J. Gallagher & Co. would achieve such targets and, as a result, we did not adjust the liability as of such date. In accordance with generally accepted accounting principles, we will adjust the liability when definitive information is available with respect to such targets.









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

         Our principal executive offices are located at 2424 Harrodsburg Road, Lexington, Kentucky 40503, telephone number (859) 296-2016. We and our subsidiaries also maintain offices at 431 North
Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive,
Lexington, Kentucky 40504, telephone number (859) 296-4407; 1400 Civic Place, Southlake, Texas 76092,
telephone number (817) 431-2197; 36 West 44th Street, The Bar Association Building, Suite 1310, New
York, New York 10036, telephone number (212) 852-8852; and One US Bank Plaza, Suite 2100, St. Louis,
Missouri 63101, telephone number (314) 552-6440.

         The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenue for the nine months ended September 30, 2002 compared to the same period of 2001 increased $342,154, or 2.6%, from $12,997,782 to $13,339,936. For such periods, gross profit increased
$154,127, or 1.5%.

         For the first nine months of 2002 compared to the same period of 2001, trust and retirement services revenue increased $188,984, or 5.1%, primarily due to a small increase in assets under management. For such periods, trust and retirement services gross profit increased $41,341 after fees paid to advisor partners increased slightly year over year, increasing 2.9% from $3.056 million in 2001 to
$3.144 million in 2002, and lower interest income and other income of $46,988 period over period. As of
September 30, 2002, our trust and retirement services operation had approximately $485.8 million in assets under management compared to $482.7 million as of September 30, 2001. Our trust and retirement services assets under management remained relatively constant due to the addition of new client assets during such periods despite declines in the DJIA, S&P 500 and Nasdaq of approximately 24.2%, 28.9%
and 39.9%, respectively, from September 30, 2001 to September 30, 2002.

         For such periods, mutual fund administration services revenue increased $379,316, or 9.5%, and mutual fund administration services gross profit increased $299,732, or 8.6%. As of September 30, 2002, we provided mutual fund administrative services to 31 mutual fund families consisting of approximately
194 portfolios and approximately $9.7 billion in assets under service, compared to 30 mutual fund families consisting of 145 portfolios and approximately $5.8 billion in mutual fund assets under service as of September 30, 2001.  Approximately $2.8 billion of the increase in assets under service was added during the month of June 2002 with our commencement of services for the Huntington Funds. During the past 12 months, our mutual fund services operation added several new large clients, but also saw several small clients discontinue operations due to market conditions. While our assets under service increased period to period, the mix of services (transfer agency, fund accounting and administrative services) that we provided to certain of our mutual fund clients changed. We recognize higher margins on administrative services and, to a lesser extent, fund accounting services compared to transfer agency services. Our pricing, in certain instances, also is dependent upon the number of shareholder accounts serviced. An omnibus account may represent a significant amount of assets under service, but would not generate as much in fees as an account with hundreds of shareholders but less assets under service.
Period over period, transfer agency and fund accounting revenues increased $425,432 and $123,423, respectively, while administration services revenues declined $152,172.

         Banking revenue and gross profit (please see note 10) increased $558,283, or 37.0%, for the nine months ended September 30, 2002 compared to the same period of 2001, primarily due to an increase in net interest income of $424,000 and a $120,000 increase in secondary market loan revenue. Net loans as of September 30, 2002 increased to $61.2 million from $44.1 million as of September 30, 2001. Our banking operation's net interest margin increased from 1.56% for the nine months ended September 30,
2001 to 2.04% for the nine months ended September 30, 2002. During the first nine months of 2002, our net interest margin rose 48 basis points from the same period of 2001. We also experienced a$20,424,000 million, or 38.0%, increase in deposits from September 30, 2001 to September 30, 2002. Such deposits primarily were used to fund our banking operation's loan growth.

         During the nine months ended September 30, 2002, our banking operation charged-off $500,229 in loans that management previously had classified as doubtful, of which $455,000 represented one credit.
We are working aggressively to collect these loans, and will continue to do so, but management believed it necessary to charge-off these loans at this time.

         As of September 30, 2002, our banking operation's ratio of non-performing loans to total loans was 0.21%, compared to 0% at September 30, 2001, after the charge-off of loans of $500,229. At
September 30, 2002, our non-performing loans totaled $130,000. We are working aggressively to collect all non-performing loans, but may be required to increase our provision for loan losses in future quarters if we are unsuccessful in collecting these loans, which could have a material effect on our results of operations.

         For the nine months ended September 30, 2002 compared to the same period of 2001, brokerage revenue and gross profit declined $324,495, or 15.2%, and $216,177, or 26.3%, respectively. These declines primarily were attributable to a $99,098 decline in commission revenue collected from introducing firm clients and a $129,824 decline in commission revenue due to the loss of certain full service brokerage accounts following the death of the former President of Commonwealth Investment
Services. Also contributing to such decline was a $73,011 decline in investment management fees resulting from lower trading volume.

         For such periods, investment advisory revenue and gross profit declined $316,109, or 21.2%, and
$384,780, or 28.4%, respectively. Such declines primarily were due to the lower market value of assets under management at such operation. Assets under management at our investment advisory operation declined $133.3 million, or 37.6%, from $354.7 million at September 30, 2001 to $221.4 million at
September 30, 2002. From September 30, 2001 to September 30, 2002, assets under management at our investment advisory operation declined approximately 15.2% due to the decline in the financial markets during such period (which decline was less than the overall decline in the financial markets). Such operation also experienced a loss of approximately $65.0 million in assets under management due to the transfer of the assets of the Liquid Green Money Market Fund to the Huntington Funds and the
termination of such operation's relationship with one portfolio manager.






         Corporate revenue and gross profit declined $143,826, or 94.5% and $144,272, or 94.8%, respectively, primarily due to our receipt in 2001 of $135,000 in settlement of a trademark dispute.

         Total expenses declined $878,249, or 7.0%, for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. During the second half of 2001, management implemented certain expense cuts in an effort to improve the profitability of our company, which cuts were partially offset by a $589,186 increase in the provision for loan losses during 2002, primarily due to the write-off of one delinquent loan as discussed above. For such periods, employee compensation declined $729,694, or 10.2%. This decline primarily was attributable to salary reductions taken by certain officers of our company during the first quarter of 2002, which reductions ranged from 20% to 40% of
such officers' annualized salary, and a reduced employee workforce.   Telephone expense declined
$112,658, or 37.0%, for the nine months ended September 30, 2002 compared to the same period of 2001 due to a change in our company's long distance provider and the termination of our wide area network.
For such periods, depreciation and amortization expense declined $320,526 or 53.2%, primarily due to the effect of a reversal of a previous depreciation accrual and our adoption of Statement of Financial
Accounting Standards No. 142, which required us to cease amortizing goodwill. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired.  If we determine there has been an impairment, we will recognize a charge to our earnings in the quarter we determine the value has been impaired, which could be material. For such periods, interest expense declined $75,137, or 111.1%, due to our repayment of our outstanding term loan during December 2001. Program administration fees declined $136,590, or 86.8%, primarily due to a $190,000 insurance recovery in the first quarter of 2002 related to a loss recorded during 2001 at our mutual fund services operation. This recovery was partially offset by a $49,270 unrecoverable loss during the nine months ended September 30, 2002. Our provision for bad debt decreased
$158,804 due to the write-off of certain uncollected receivables at our mutual fund operations during
2001. Our provision for loan losses increased $499,186, or 554.7%, for the nine months ended September
30, 2002 compared to the same period of 2001, primarily due to the expense associated with the $455,000 loan charged-off in June 2002. Unified Banking Company is required by Federal law to maintain a reserve for possible loan losses based upon the size of and risks associated with the loan portfolio.
Insurance costs increased $42,239, or 33.8%, during such periods, primarily due to increased premiums associated with our insurance coverage. For such periods, other operating expense increased $95,834, or
9.4%, primarily due to a $819,977 benefit received by us during the nine months ended September 30,
2001 in connection with the construction and development of the VSX marketplace and its corresponding products, compared to a $258,756 benefit received by us during the nine months ended September 30,
2002. Removing the effect of the benefit received from VSX Holdings during 2001, other expenses declined $465,385, or 25.2%, primarily due to a $91,093, $57,354 and $267,270 decrease in travel and entertainment, advertising and other operating expenses, respectively, at our trust and retirement services operation. During 2001, our trust and retirement services operation incurred expenses related to the development of new client products and in connection with its conversion to a new data processing system.
Such expenses were recorded as other operating expenses.

         For the nine months ended September 30, 2002, we recorded a $1,016,730 loss from continuing operations compared to a $1,429,828 loss for the same period of 2001. The $448,099 decline in loss during such periods was a result of the expense reductions discussed above as well as the revenue increase that we experienced in 2002. The results for the nine months ended September 30, 2002 also included a $6,919 income tax expense while the same period of 2001 included a $635,872 income tax benefit.





         For the nine months ended September 30, 2002, we recorded $13,207 net income from discontinued operations compared to $1,039,012 in net income from discontinued operations for the same period of 2001. Discontinued operations for the nine months ended September 30, 2001 included the operating results of our insurance operations, which were sold in December 2001.

         We recorded a net loss of $1,003,523, or a basic and fully diluted loss per share of $0.35, for the nine months ended September 30, 2002 compared to a net loss of $390,816, or a basic and fully diluted loss per share of $0.14 and $0.13, respectively, for the same period of 2001.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Revenue for the third quarter of 2002 compared to the third quarter of 2001 increased $142,094, or 3.2%, from $4,403,936 to $4,546,030. For such periods, gross profit increased $176,906, or 5.1%.

         For the second quarter of 2002 compared to the same quarter of 2001, trust and retirement services revenue decreased $72,647, or 5.6%, and gross profit increased $52,701, or 5.5%. During the third quarter of 2001, our trust and retirement services operation incurred substantial start-up costs associated with a new program. Such costs reduced our gross profit for such quarter, which contributed to the increase in gross profits for the third quarter of 2002 compared to the same quarter of 2001.

         For such quarters, mutual fund administration services revenue increased $310,735, or 23.1%, and gross profit increased $247,384, or 20.4%. As discussed above, as of September 30, 2002, we provided mutual fund administrative services to 31 mutual fund families consisting of approximately 194 portfolios and $9.7 billion in assets under services, compared to 30 mutual fund families consisting of 145 portfolios and $5.8 billion in assets under service as of September 30, 2001.

         Banking revenue and gross profit (please see note 10) increased $151,752, or 25.8%, for third quarter of 2002 compared to the same quarter of 2001, primarily due to an increase in net interest income of $175,000 and a $10,000 increase in secondary market loan revenue. Net loans as of September 30,
2002 increased $17.1 million from $44.1 million as of September 30, 2001.

         For the quarter ended September 30, 2002 compared to the same quarter of 2001, brokerage revenue decreased $128,871, or 18.8%, and gross profit declined $127,217, or 47.6%. These declines primarily were attributable to a $22,289 decline in commission revenue collected from introducing firm clients and a $19,088 decline in commission revenue due to the loss of certain full service brokerage accounts following the death of the former President of Commonwealth Investment Services. Also contributing to such decline was a $19,330 decline in trail commission income due to a decrease in asset levels of mutual funds for which our brokerage operation serves as distributor and a $24,270 decline in investment management fees.

         For such quarters, investment advisory revenue and gross profit declined $113,648, or 23.4%, and
$142,039, or 32.2%, respectively. As discussed above, such declines primarily were due to the lower market value of assets under management resulting from the overall declines in the financial markets.

         Total expenses declined $617,146, or 14.1%, for the third quarter of 2002 compared to the same quarter of 2001. As discussed above, during the second half of 2001, management implemented certain expense cuts in an effort to improve the profitability of our company, which cuts were partially offset by a
$589,186 increase in the provision for loan losses during 2002, primarily due to the write-off of one delinquent loan as discussed above. For such quarters, employee compensation declined $273,174, or
11.5%, primarily due to salary reductions taken by certain officers of our company during the first quarter of 2002 and a reduced employee workforce. Employee insurance and benefits declined $38,522, or
11.6%, primarily due to a reduced employee workforce, partially offset by increased health insurance costs in 2002. Mail and courier expense increased $9,735, or 36.9%, primarily due to increased mailing costs associated with marketing efforts at our trust and retirement services operation. Telephone expense declined $40,720, or 45.1%, for the reasons discussed above. For such quarters, depreciation and amortization expense declined $164,628, or 75.3%, primarily due to the effect of a reversal of a previous depreciation accrual and our adoption of Statement of Financial Accounting Standards No. 142, which required us to cease amortizing goodwill. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired. If we determine there has been an impairment, we will recognize a charge to our earnings in the quarter we determine the value has been impaired, which could be material. For such quarters, interest expense declined $8,570, or 97.6%, due to our repayment of our outstanding term loan during
December 2001. Our provision for bad debt increased $34,328, or 110.7%, due to reserves taken at our mutual fund services operation. Our provision for loan losses increased $9,783, or 28.0%, primarily due to an increase in the size of our banking operation's loan portfolio and our write-off of approximately
$45,000 of non-performing loans.  For such quarters, insurance expense declined $26,615, or 33.2%. The third quarter of 2001 included a $20,000 additional charge for worker's compensation premiums based upon an audit of our worker's compensation account for 2000 and a $20,000 additional insurance expense at our trust and retirement services operation. These additional charges in 2001 resulted in the decline in insurance costs for the third quarter of 2002 compared to the same quarter of 2001.  Increased premiums associated with our insurance coverages for 2002 partially offset such declines. For such quarters, other operating expense declined $167,057, or 28.8%, primarily due to a $119,596 decline in expenses at our trust and retirement services operation, which expenses were described above. In addition, we received a
$39,303 benefit during the third quarter of 2002 (compared to $0 during the same quarter of 2001) in connection with the construction and development of the VSX marketplace and its corresponding products.

         For the quarter ended September 30, 2002, we recorded a $132,402 loss from continuing operations compared to a $718,155 loss for the same quarter of 2001. The $585,753 decline in loss for such quarters was a result of the expense reductions described above and the increase in revenues we experienced during the third quarter of 2002.

         For the quarter ended September 30, 2002, we recorded $158 net loss from discontinued
operations compared to $364,971 in net income from discontinued operations for the same quarter of
2001. Discontinued operations for the quarter ended September 30, 2001 included the operating results of our insurance operations, which were sold in December 2001.

         We recorded a net loss of $132,560, or a basic and fully diluted loss per share of $0.05, for the quarter ended September 30, 2002 compared to a net loss of $353,184, or a basic and fully diluted loss per share of $0.12, for the same quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash on hand, cash flow from operating activities, available borrowing capacity from capitalized leases and a loan from a regional bank. The net decrease in cash and cash equivalents at September 30, 2002 from
December 31, 2001 was $2,206,592. The net decrease primarily was due to an increase in loans receivable, partially offset by increased customer deposits.






         With respect to our banking operation, long-term liquidity is a function of the core deposit base and an adequate capital base. Our banking operation is committed to growth of its core deposit base and maintenance of its capital base. The growth of the deposit base is internally generated through product pricing and product development. During its first three years of operations, Unified Banking Company is required to maintain a consolidated Tier 1 capital to total assets ratio of at least 8.0%. As of September 30, 2002,
Unified Banking Company had a consolidated ratio of Tier 1 capital to total assets of 8.96%.

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as serving as a primary source of liquidity. The designation of securities as available-for-sale and held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities. We anticipate continued loan demand in our market area. We have utilized, and expect to continue to utilize,
Federal Home Loan Bank borrowings to fund a portion of future loan growth.

         Unified Banking Company experienced net growth in assets of 22.3% during the first nine months of 2002, while deposits increased 16.6% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

        In February 2002, Unified Banking Company borrowed approximately $5.0 million in ten- to 15-year fixed rate amortizing advances from the Federal Home Loan Bank, which proceeds were invested in 15-
to 20-year FNMA mortgage-backed securities.  The interest spread between these assets and liabilities is approximately 1.25%.

        CAPITAL RESOURCES. Total stockholders' equity was $15,892,823 at September 30, 2002 compared to $16,748,911 at year-end 2001. The decrease in total stockholders' equity was due to our net loss for the nine months ended September 30, 2002, partially offset by $256,686 in unrealized gains on securities for such period.

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









         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of September 30, 2002:

                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2   2 TO 3  3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------   ------  ------  ------   ------  -------- --------  ------   ------

RATE SENSITIVE ASSETS
   Securities.................
     U.S. agencies............ $     --  $   634  $  611   $ 590  $1,654  $ 1,487  $ 1,341  $  8,742  $  352  $ 3,543  $ 18,954
     FHLB stock...............      502       --      --      --      --       --       --        --      --       --       502
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Total securities.......      502      634     611     590   1,654    1,487    1,341     8,742     352    3,543    19,456
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Loans
     Commercial
       Fixed..................       --      113      40      41     123      326      128     1,919     616      846     4,152
       Variable...............   12,518       --      --      --      --       --       --        --      --       --    12,518
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total commercial.....   12,518      113      40      41     123      326      128     1,919     616      846    16,670
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Real Estate
       Commercial
         Fixed................       --       44     304     203   1,325      280      788     5,117     138       --     8,199
         Variable.............    4,209       --      --      --      --       --       --        --      --       --     4,209
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total commercial...    4,209       44     304     203   1,325      280      788     5,117     138       --    12,408
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Residential
         Fixed................       --      244     388      98     287      388      264     3,697   1,612    2,556     9,484
         Variable.............    4,245       --      --      --      --       --       --        --      --       --     4,245
         Other................       --        7       7       7      20      443       21       354      23      783     1,664
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total residential..    4,245      251     395     105     307      781      285     4,051   1,635    3,339    15,393
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Total real estate            8,454      295     699     308   1,632    1,061    1,073     9,168   1,773    3,339    27,801
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------

     Construction
       Fixed..................       --        6      --      --      --       --       --        --      --       --         6
       Variable...............    2,881       --      --      --      --       --       --        --      --       --     2,881
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total construction...    2,881        6      --      --      --       --       --        --      --       --     2,887
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Personal
       Home equity loans......    8,552       --      --      --      --       --       --        --      --       --     8,552
       Installment loans......       --      227     287     169     753      370      516       941     102       18     3,383
       Cash reserve loan......       28       --      --      --      --       --       --        --      --       --        28
       Personal open end
         letters of credit....    1,836       --      --      --      --       --       --        --      --       --     1,836
       Loans secured by
         deposits.............       --       --      --      --       1        1       11        27      --       --        41
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total personal.......   10,416      227     288     169     754      371      327       968     102       18    13,840
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Total loans................   34,269      641   1,026     518   2,509    1,758    1,728    12,055   2,491    4,203    61,198
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     TOTAL RATE
       SENSITIVE ASSETS....... $ 34,771  $ 1,274  $1,638   $1,107 $4,163  $ 3,245  $ 3,069  $ 20,797  $2,843  $ 7,746  $ 80,654
                               ========  =======  ======   ====== ======  =======  =======  ========  ======  =======  ========






                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS  MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------  ------   ------  ------   ------- -------- --------  ------   ------

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............. $  2,038 $     -- $    -- $     -- $     -- $     -- $     -- $    --  $    -- $     -- $  2,308
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Money market accounts
       Market rate accounts...    4,704       --      --       --       --       --       --      --       --       --    4,704
       Business market rate
         accounts.............    2,066       --      --       --       --       --       --      --       --       --    2,066
       Special personal
         MMDA.................    1,090       --      --       --       --       --       --      --       --       --    1,090
       Special business
         MMDA.................    4,378       --      --       --       --       --       --      --       --       --    4,378
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total money market
           accounts...........   12,238       --      --       --       --       --       --      --       --       --   12,238
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Savings accounts.........       52       --      --       --       --       --       --      --       --       --       52
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Time deposits
       CD's > 100K............       --      718     898    1,315    4,670    2,000    1,570   6,361      100       --   17,633
       CD's < 100K............       --      849   1,291    2,967    9,215    1,658    1,403   8,652       41        1   26,078
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total time deposits..       --    1,567   2,189    4,282   13,885    3,658    2,973  15,013      141        1   43,711
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Individual retirement
         accounts.............       --       63     128       85      452       88        2   4,821       32        4    5,676
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total interest
           bearing deposits...   14,598    1,630   2,317    4,367   14,337    3,746    2,975  19,834      173        5   63,985
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Borrowed funds
       Repurchased agreements.       --       24      --       --       --       --       --      --       --       --       24
       FHLB borrowings........       --       28      28      728       72       72       72   2,019      297    1,488    4,804
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total borrowed funds.       --       52      28      728       72       72       72   2,019      297    1,488    4,828
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
   TOTAL RATE
       SENSITIVE LIABILITIES.. $ 14,598 $  1,683 $ 2,346 $  5,095 $ 14,410 $  3,817 $  3,048 $21,853  $   471 $  1,493 $ 68,813
                               ======== ======== ======= ======== ======== ======== ======== =======  ======= ======== ========

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 34,771 $  1,274 $ 1,638 $  1,107 $  4,163 $  3,245 $  3,069 $20,797  $ 2,843 $  7,746
   Total rate sensitive
     liabilities..............   14,598    1,683   2,346    5,095   14,410    3,817    3,048  21,853      471    1,493
   Gap........................   20,173     (409)   (708)  (3,988) (10,246)    (572)      21  (1,056)   2,373    6,253
   RSA/RSL....................     2.38x    0.76x   0.70x    0.22x    0.29x    0.85x    1.01x   0.95x    6.04x    5.19x
   RSA/assets.................     0.41     0.01    0.02     0.01     0.05     0.04     0.04    0.24     0.03     0.09
   RSL/assets.................     0.17     0.02    0.03     0.06     0.17     0.04     0.04    0.26     0.01     0.02
   Gap/assets.................    23.63%   -0.48%  -0.83%   -4.67%  -12.00%   -0.67%    0.03%  -1.24%    2.78%    7.32%
   Gap/RSA....................    58.02   -32.09  -43.21  -360.12  -246.13   -17.64     0.70   -5.08    83.44    80.73
CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 34,771 $ 36,045 $37,683  $38,790 $ 42,953 $ 46,198 $ 49,267 $70,065 $ 72,908 $ 80,654
   Total rate sensitive
     liabilities..............   14,598   16,281  18,626   23,722   38,131   41,948   44,996  66,849   67,320   68,813
   Gap........................   20,173   19,764  19,057   15,068    4,822    4,250    4,271   3,216    5,588   11,841
   RSA/RSL....................     2.38x    2.21x   2.02x    1.64x    1.13x    1.10x    1.09x   1.05x    1.08x    1.17x
   RSA/assets.................     0.41     0.42    0.44     0.45     0.50     0.54     0.58    0.82     0.85     0.94
   RSL/assets.................     0.17     0.19    0.22     0.28     0.45     0.49     0.53    0.78     0.79     0.81
   Gap/assets.................    23.63%   23.15%  22.32%   17.65%    5.65%    4.98%    5.00%   3.77%    6.55%   13.87%
   Gap/RSA....................    58.02    54.83   50.57    38.85    11.23     9.20     8.67    4.59     7.66    14.68

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






         Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously.
There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our borrowers to repay their loans at a more rapid pace and certain mortgage-related investments to be prepaid more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans, which would increase our returns.

         The following table shows the "rate shock" results of a simulation model that attempts to measure the effect of rising and falling interest rates over a two-year horizon in a rapidly changing rate environment.

                 BASIS POINT                                       PERCENTAGE CHANGE IN
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   -------------------          -------------------------------
                    -300                              -14.19                               -3.13
                    -200                               -8.78                               -4.46
                    -100                               -4.10                                0.19
                       0                                 --                                    --
                     100                                4.26                               -6.83
                     200                                8.30                              -16.22
                     300                               12.41                              -25.98


         We use a sensitivity model that simulated these interest rate changes on our earning assets and interest-bearing liabilities. This process allows us to explore the complex relationships among the inancial instruments in various interest rate environments.

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







ITEM 4.       CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company's and our subsidiaries' management, including our company's president and chief executive officer along with our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.
Based upon that evaluation, our president and chief executive officer along with our chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.








         PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

         We did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.







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

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                                     (Registrant)



Dated:  November 8, 2002                             By:   /s/ John S. Penn
                                                          ---------------------------------------------------------
                                                          John S. Penn, President and Chief Executive Officer



Dated:  November 8, 2002                             By:   /s/ Thomas G. Napurano
                                                          ---------------------------------------------------------
                                                          Thomas G. Napurano, Executive Vice President and Chief Financial Officer







                                  CERTIFICATION

I, John S. Penn, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Unified Financial Services, Inc.;

         (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3)      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4)      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b)      evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation
                           Date"); and

                  (c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective
                           Date;

         (5)      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and






         (6)      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                               /s/ John S. Penn
                                                              --------------------------------------------
                                                                John S. Penn
                                                                President and Chief Executive Officer






                                  CERTIFICATION

I, Thomas G. Napurano, certify that:

         (1) I have reviewed this quarterly report on Form 10-Q of Unified Financial Services, Inc.;

         (2)      Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         (3)      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         (4)      The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this quarterly report is being prepared;

                  (b)      evaluated the effectiveness of the registrant's disclosure controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                           Date"); and

                  (c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Effective
                           Date;

         (5)      The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and






         (6)      The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                               /s/ Thomas G. Napurano
                                                              --------------------------------------------
                                                                Thomas G. Napurano
                                                                Chief Financial Officer






                                  EXHIBIT INDEX

Ex. No.                                              Description
-------                                              -----------

   10.1       Tri-Party Agreement, dated June 18, 2002, among Health Financial, Inc.,
              Unified Trust Company, National Association and Dr. Gregory W. Kasten, is
              filed herewith.*

   10.2       Waiver of Provisions of Employment Agreement, dated May 15, 2002, between Unified Financial Services, Inc. and Charles H. Binger, is filed herewith.*

   10.3       Waiver of Provisions of Employment Agreement, dated May 15, 2002, between Unified Financial Services, Inc. and David F. Morris, is filed herewith.*

   10.4       Line of Credit Note, dated July 22, 2002, by Commonwealth Premium
              Finance Corporation in favor of Bank One, Kentucky, NA, is filed herewith.

   10.5       Continuing Guaranty, dated July 22, 2002, by Unified Financial Services, Inc.
              in favor of Bank One, Kentucky, NA, is filed herewith.

   11.1       Computations of Earnings per Share, is filed herewith.

   99.1       Certification of Chief Executive Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, is filed herewith.

   99.2       Certification of Chief Financial Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, is filed herewith.


* Management or compensatory arrangement.

                                      -34-

