Form 10-K
period 2002-12-31
UNIFIED FINANCIAL SERVICES INC
filed 2003-04-15
CIK 1033926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002          Commission File No. 0-22629

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X    No _____
                                    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                   Yes____   No X
                                               ---

    Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002: Common Stock, $0.01 par value, $24,363,356

   Number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 2003: Common Stock, $0.01 par value, 2,829,246 shares outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE
             As provided herein, portions of the documents below are
                           incorporated by reference:

                Document                                 Part--Form 10-K
                --------                                 ---------------

                  NONE                                    NOT APPLICABLE

                        UNIFIED FINANCIAL SERVICES, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE

PART I
         Item 1.      Business.................................................2
         Item 2.      Properties..............................................14
         Item 3.      Legal Proceedings.......................................14
         Item 4.      Submission of Matters to a Vote of Security Holders.....14

PART II
         Item 5.      Market for Registrant's Common Equity and Related
                      Stockholder Matters.....................................15
         Item 6.      Selected Financial Data.................................16
         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................17
         Item 7A.     Quantitative and Qualitative Disclosure about
                      Market Risk.............................................30
         Item 8.      Financial Statements and Supplementary Data.............34
         Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.....................60

PART III
         Item 10.     Directors and Executive Officers of the Registrant......60
         Item 11.     Executive Compensation..................................63
         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management and Related Stockholder Matters..............67
         Item 13.     Certain Relationships and Related Transactions..........68
         Item 14.     Controls and Procedures.................................69

PART IV
         Item 15.     Exhibits, Financial Statement Schedules and Reports on
                      Form 8-K................................................70

SIGNATURES....................................................................71

                                     PART I

ITEM 1.  BUSINESS
         --------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Annual Report on Form 10-K are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, securities or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. Although we believe our loan loss reserve and our allowance for doubtful accounts are adequate, they may prove inadequate if one or more large borrowers or clients, or numerous smaller borrowers or clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our five business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management and under service, our ability to provide a high level of service satisfaction and manage costs, our ability to expand profit margins, our ability to achieve future growth and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The data presented in the following pages should be read in conjunction with our consolidated financial statements and the notes thereto on pages 34 to 58 of this report.

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

         Our mutual fund administration services affiliate, Unified Fund Services, Inc., is an SEC-registered stock transfer agent that provides transfer agency, fund accounting, administrative and/or compliance services for mutual fund families. Unified Fund Services is based in Indianapolis, Indiana and also maintains an office in Dallas, Texas.

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

         Our investment advisory affiliate, Fiduciary Counsel, Inc., a company that dates back to 1931, provides professional investment management to individuals and institutions from its offices in New York City.

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

         In keeping with the narrowed business focus we adopted by the sale of our insurance operations in late 2001, and in spite of the continued precipitous declines in both the broader market and interest rate indices, our core businesses, as outlined above, produced some very encouraging results during 2002.

         Total revenues for our company grew, fueled by new clients significantly outpacing lost business in our 401(k) ERISA-directed assets line of business (this line is represented by Unified Trust Company) and by assets under service almost doubling at our mutual fund administration services business (Unified Fund Services). Both instances represent the validation of the employee efforts and the capital investments we have made in these affiliates over the last two years.

         Further developments included Unified Banking Company growing its loan portfolio almost 31.7% and our brokerage affiliate closing its retail operations in Lexington, Kentucky (formerly Commonwealth Investment Services) to better concentrate its ability to service and support the continued growth in the mutual fund shareholder servicing business in Indianapolis.

         In keeping with the focus of our core business - managing and servicing assets - in May 2002 we disposed of Fully Armed Productions, Inc., a technology services company that we acquired in June 1999 in exchange for 18,182 shares of our common stock. In connection with such disposition, we received 18,182 shares of our common stock and $37,569 in cash in exchange for all of the outstanding capital stock of Fully Armed Productions, Inc.

         We believe that all of our lines of business have weathered the prolonged (three-year) volatility and declines in all major market indices and are positioned to continue to grow as and when these broader markets rebound.

         Financial information with respect to our business lines for each of the last three years is contained in Note 14 of our consolidated financial statements contained in this Annual Report on Form 10-K.

         Our principal executive offices are located at 2424 Harrodsburg Road, Lexington, Kentucky 40503, telephone number (859) 296-2016. We and our subsidiaries also maintain offices at 431 North Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 296-4407; 1400 Civic Place, Suite 264, Southlake, Texas 76092, telephone number (817) 431-2197; 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number (212) 852-8852; and One US Bank Plaza, Suite 2100, St. Louis, Missouri 63101, telephone number (314) 552-6440.

OUR AFFILIATED MUTUAL FUNDS

         As of December 31, 2002, our affiliated mutual funds, the AmeriPrime Advisers Trust and the AmeriPrime Funds, maintained approximately $230.8 million and $120.2 million, respectively, in total net assets. Each of the AmeriPrime Advisers Trust and AmeriPrime Funds is administered by Unified Fund Services and distributed by Unified Financial Securities. The board of trustees of each of the AmeriPrime Advisers Trust and AmeriPrime Funds consists of three disinterested trustees and two interested trustees, Timothy L. Ashburn, the chairman of our company and of Unified Fund Services, and Ronald C. Tritschler, a stockholder of our company.

VSX HOLDINGS, LLC

         On May 23, 2000, we subscribed for ten shares of VSX Holdings, LLC, a Delaware limited liability company, in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990 (19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $55, $60 and $65. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2003 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue 54,545 shares of stock (50,000 after May 23, 2003) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

         Our investment in VSX Holdings is accounted for on the cost method of accounting. In April 2001, we entered into a Management and Construction Agreement with VSX Holdings whereby we agreed to provide consulting and development services to VSX Holdings. Such contract also memorialized the payments received by us during 2000 for services delivered to VSX Holdings. For the years ended December 31, 2002, 2001 and 2000, we received payments totaling $258,758, $419,977 and $1,535,504, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

REGULATION OF HOLDING COMPANY ACTIVITIES

        GENERAL. Unified Financial Services is registered and qualified as a unitary savings and loan holding company. As such, we are periodically examined by and file reports with the Office of Thrift Supervision. Generally there are few restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If we cease to be a unitary savings and loan holding company, and continue to own Unified Banking Company, our activities and the activities of our non-savings association subsidiaries would thereafter be subject to substantial restrictions.

         SECURITIES AND EXCHANGE COMMISSION AVAILABILITY OF FILINGS ON SEC WEB SITE. Under the Securities Exchange Act of 1934 Sections 13 and 15(d), periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). We electronically file the following reports with the SEC: Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), Form S-8 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed.

         USA PATRIOT ACT OF 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

         FINANCIAL SERVICES MODERNIZATION LEGISLATION. In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms "engaged principally" in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

         In addition, GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a "financial holding company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

         The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

         To the extent that GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that we face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than we have.

         SARBANES-OXLEY ACT OF 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

         The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

         The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

         The SOA addresses, among other matters:

     *    audit committees for all reporting companies;

     * certification of financial statements by the chief executive officer and the chief financial officer;

     * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

     *    a prohibition on insider trading during pension plan blackout periods;

     *    disclosure of off-balance sheet transactions;

     *    a prohibition on personal loans to directors and officers;

     *    expedited filing requirements for Forms 4's;

     * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     *    "real time" filing of periodic reports;

     *    the formation of a public accounting oversight board;

     *    auditor independence; and

     * various increased criminal penalties for violations of securities laws.

         The SOA contains provisions that became effective upon enactment on July 30, 2002 and provisions that will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

DEPOSITORY INSTITUTION REGULATION

         GENERAL. Unified Banking Company is a Federally chartered savings institution, a member of the Federal Home Loan Bank of Cincinnati and its deposits are insured by the Federal Deposit Insurance Corporation through the Savings Association Insurance Fund. As a Federal savings institution, Unified Banking Company is subject to regulation and supervision by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation and to Office of Thrift Supervision regulations governing such matters as capital standards, mergers, establishment of branch offices and activities and general investment authority. The Office of Thrift Supervision periodically examines Unified Banking Company for compliance with various regulatory requirements and for safe and sound operations. The Federal Deposit Insurance Corporation also has the authority to conduct special examinations of Unified Banking Company because its deposits are insured by the Savings Association Insurance Fund. Unified Banking Company must file reports with the Office of Thrift Supervision describing its activities and financial condition and must obtain the approval of the Office of Thrift Supervision prior to entering into certain transactions.

         REGULATORY CAPITAL REQUIREMENTS. Under the Office of Thrift Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the Office of Thrift Supervision's examination rating system) of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (or 3.0% if the institution is rated composite 1 CAMELS under the Office of Thrift Supervision's examination rating system). As of December 31, 2002, Unified Banking Company had a total risk-based capital ratio of 9.29%, a ratio of Tier 1 capital to risk-weighted assets of 6.55% and a ratio of Tier 1 capital to adjusted total assets of 8.41%.

         QUALIFIED THRIFT LENDER TEST. A savings institution that does not meet the Qualified Thrift Lender (QTL) test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for both a national bank and a savings institution; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. In addition, any company that controls a savings institution that fails to qualify as a QTL will be required to register as, and to be deemed, a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956, as amended, and other statutes applicable to bank holding companies. To meet the QTL test, an institution's "Qualified Thrift Investments" must total at least 65% of "portfolio assets." Under Office of Thrift Supervision regulations, portfolio assets are defined as total assets less intangibles, property used by a savings institution in its business and liquidity investments in an amount not exceeding 20% of assets. At December 31, 2002, the percentage of Unified Banking Company's portfolio assets invested in Qualified Thrift Investments was in excess of the percentage required to qualify Unified Banking Company under the QTL test.

         PROMPT CORRECTIVE REGULATORY ACTION. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the Federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate Federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. Any company controlling the institution also could be required to divest the institution or the institution could be required to divest subsidiaries. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund. The Federal banking regulators will generally measure a depository institution's capital adequacy on the basis of the institution's total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). Under the regulations, a savings institution that is not subject to an order or written directive to meet or maintain a specific capital level will be deemed "well capitalized" if it also has: (i) a total risk-based capital ratio of 10% or greater; (ii) a Tier 1 risk-based capital ratio of 6.0% or greater; and (iii) a leverage ratio of 5.0% or greater. The Office of Thrift Supervision may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category if the Office of Thrift Supervision determines, after notice and an opportunity for a hearing, that the savings institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMEL rating category. As of December 31, 2002, Unified Banking Company was classified as "adequately capitalized" under these prompt corrective action regulations.

         REGULATION W. Transactions between a bank and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. The Federal Deposit Insurance Act applies Sections 23A and 23B to insured nonmember banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve Board has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank's holding company and companies that are under common control with the bank. We are considered to be an affiliate of Unified Banking Company. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

      * to an amount equal to 10% of the bank's capital and surplus, in the case of covered transactions with any one affiliate; and

      * to an amount equal to 20% of the bank's capital and surplus, in the case of covered transactions with all affiliates.

         In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with non-affiliated companies. A "covered transaction" includes:

      *   a loan or extension of credit to an affiliate;

      *   a purchase of, or an investment in, securities issued by an affiliate;

      *   a purchase of assets from an affiliate, with some exceptions;

      * the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

      * the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

        In addition, under Regulation W:

      * a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

      * covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

      * with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

         Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve Board decides to treat these subsidiaries as affiliates.

         Concurrently with the adoption of Regulation W, the Federal Reserve Board has proposed a regulation that would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank's capital and surplus.

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

         The securities industry, including broker-dealer, investment advisory and transfer agency firms in the United States, are subject to extensive regulation under Federal and state laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the National Association of Securities Dealers, Inc. The regulations to which broker-dealers are subjected cover all aspects of the securities business, including sales methods, trade practices, capital structure of securities firms, record keeping and the conduct of directors, officers and employees. Additional state and Federal legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the methods of operation and profitability of money managers, broker-dealers and transfer agents. Subject to certain preemptive Federal law, investment-related firms also are subject to regulation and licensing by state securities commissions in the states in which they transact business. The SEC, state securities administrators and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of an investment adviser or broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers, investment advisers and transfer agents is the protection of customers and the securities markets rather than protection of creditors and shareholders of such firms. We also are subject to extensive regulation as to our duties, affiliations, conduct and limitations on fees.

         Our subsidiary, Commonwealth Premium Finance Corporation, must be licensed as a premium finance company in the states of Kentucky, Tennessee, Illinois and Ohio. Although Commonwealth Premium Finance Corporation also conducts business in the states of West Virginia and Indiana, such states presently do not require premium finance licensure. Applicable regulations in all states in which Commonwealth Premium Finance Corporation conducts business require the approval of service charges, forms and applications used by Commonwealth Premium Finance Corporation in its business and also require compliance with certain record keeping and record inspection requirements.

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

         Fiduciary Counsel, Inc. is an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended. Under the Investment Advisers Act, it is unlawful for any investment adviser to: (1) employ any device, scheme or artifice to defraud any client or prospective client; (2) engage in any transaction, practice or course of business that operates as a fraud or deceit upon any client or prospective client; or (3) engage in any act, practice or course of business that is fraudulent, deceptive or manipulative.

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

COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR NONCOMPLIANCE

         Various aspects of our businesses are subject to Federal and state regulation as well as to oversight by self-regulatory organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser, transfer agent and premium finance licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by us or any of our employees to comply with such regulations or with any of the laws, rules or regulations of Federal, state or industry authorities (principally the National Association of Securities Dealers, SEC, Office of the Comptroller of the Currency and Office of Thrift Supervision) could result in censure, imposition of fines or other sanctions, including revocation of our right to do business or in suspension or expulsion from the National Association of Securities Dealers. Any of the foregoing could have a material adverse effect upon us. Such National Association of Securities Dealers, SEC, Office of the Comptroller of the Currency and Office of Thrift Supervision regulations are designed primarily for the protection of the investing customers of securities firms and financial institutions and not our stockholders. Finally, there is no assurance that we, along with other financial institutions, fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect our business.

COMPETITION

         Since inception, we have encountered substantial competition in the businesses in which we compete. Our principal competitors include mutual funds, investment advisers, investment counsel firms and financial institutions such as banks, trust companies, savings and loan institutions and credit unions. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of our business are competitive. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with us and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. Our affiliated mutual funds are subject to competition from nationally and regionally distributed funds offering equivalent financial products with returns equal to or greater than those offered by the AmeriPrime Funds, AmeriPrime Advisers Trust or Unified Series Trust. Competition for assets under management and under service is intense from both national and regional firms. Access to local investment and the population of the region by modern communication systems is so efficient that our geographical position cannot be deemed an advantage. Our investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than us. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with us is a frequent occurrence. We directly compete with as many as several hundred firms that are of similar or larger size. Our ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of our investment management subsidiaries to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with the AmeriPrime Funds, AmeriPrime Advisers Trust and Unified Series Trust. Many of our competitors apply substantial resources to advertising and marketing their mutual funds, which may adversely affect the ability of the AmeriPrime Funds, AmeriPrime Advisers Trust and Unified Series Trust to attract new assets. We expect that there will be increasing pressures among mutual fund sponsors to obtain and hold market share. Although we may expand the financial services we provide to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

DEPENDENCE ON KEY CLIENTS

         As of December 31, 2002, we provided mutual fund services, transfer agency, fund accounting, administration and/or distribution services to 29 mutual fund families consisting of 185 portfolios. The contracts with respect to such funds typically expire within one to three years. No assurance can be given that any of these funds will remain our clients upon expiration or termination of the various administration and distribution agreements. The loss by us of such mutual fund clients could have a material adverse effect on us.

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

EMPLOYEES

         As of December 31, 2002, we and our subsidiaries had 159 employees, of which 156 were full-time employees. None of our employees or the employees of our subsidiaries is subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiaries to be good.

ITEM 2.  PROPERTIES
         ----------

         We, through our subsidiary, Unified Banking Company, lease our corporate headquarters and administrative office facilities located at 2424 Harrodsburg Road, Lexington, Kentucky. We sublease approximately 1,700 square feet from Unified Banking Company. Unified Financial Securities' and Unified Fund Services' administrative offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana. Such facilities consist of approximately 12,836 square feet and are subject to a lease expiring in 2007. Unified Trust Company, National Association's administrative offices are located at 2353 Alexandria Drive, Lexington, Kentucky. The operating lease for Unified Trust Company, National Association's offices expires in 2007 and such offices have approximately 12,983 square feet. Unified Banking Company's offices are located at 2424 Harrodsburg Road, Lexington, Kentucky. The operating lease for such offices expires in 2011 and such offices have approximately 6,772 square feet, exclusive of office space subleased for our corporate headquarters. Fiduciary Counsel's administrative offices are located at 36 West 44th Street, New York, New York. The operating lease for such offices expires in 2005 and such offices have approximately 4,920 square feet. Unified Fund Services also maintains administrative offices at 1400 Civic Place, Southlake, Texas. Such operating lease expires in 2003 and such office has approximately 1,189 square feet. Our current offices are considered adequate to serve our foreseeable needs. Other than the administrative office leases, we have no other significant property holdings.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         Various claims and lawsuits, incidental to our ordinary course of business, are pending against us and our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ----------------------------------------------------

         There were no matters submitted during the quarter ended December 31, 2002 to a vote of our stockholders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         There currently is no established public trading market for our common stock. We have not had any stock splits or paid any stock dividends during the periods presented.

                                                      SALES PRICE
                                                ----------------------
                                                HIGH               LOW
                                                ----               ---
                  2001
                  First Quarter              $      --          $      --
                  Second Quarter                    --                 --
                  Third Quarter                     --                 --
                  Fourth Quarter                 30.00(1)           30.00(1)

                  2002
                  First Quarter              $      --          $      --
                  Second Quarter                 16.50(1)           16.50(1)
                  Third Quarter                     --                 --
                  Fourth Quarter                    --(2)              --(2)

-------------------

     (1) During October 2001 and June 2002 we repurchased approximately 2,400 and 240 shares, respectively, of our common stock from the Unified Financial Services Equity Participation Plan at a price of $30.00 and $16.50, respectively, per share. The prices paid for such repurchased shares were based upon the most recent independent valuation that we had for our common stock as of the respective date of purchase.
     (2) During the fourth quarter of 2002, we repurchased approximately 14,700 shares of our common stock in connection with the extinguishment of an outstanding loan to Unified Banking Company. In connection with such repurchase, we (i) gave both a release of claims to the borrower and
         (ii) paid $73,630 to Unified Banking Company on behalf of the borrower. The fair market value of the release was not determined.

         Because of our closely held nature, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 31, 2003, we reported approximately 335 stockholders of record holding our common stock. We sold no securities during 2002.

         Information regarding equity securities that were authorized for issuance as of December 31, 2002 with respect to our compensation plans is included in Part III, Item 12 of this report.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The following is a selected summary of our consolidated financial condition and operating results as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998:

                                                                 YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                           2002            2001           2000            1999           1998
                                       -------------  -------------   -------------  -------------  --------------

Income Statement Data:
   Gross revenue....................   $ 17,803,375   $ 17,222,772    $ 15,763,206    $ 14,512,459   $ 11,099,154
   Gross profit.....................     15,392,591     14,617,616      12,925,996      11,287,813      8,679,227
   Total expenses...................     17,720,154     17,291,046      15,030,764      12,738,007      7,784,336
   Income (loss) from continuing
      operations....................     (2,327,563)    (2,673,430)     (2,104,768)     (1,450,194)       894,891
   Other income (loss)..............        (32,342)        62,554         (69,044)          3,853         87,887
   Income tax benefit...............        369,439      2,315,931         223,888         305,959        233,682
   Net income (loss) from continuing
     operations.....................     (1,990,466)      (294,945)     (1,949,924)     (1,140,382)     1,216,460
   Net gain (loss) on sale of operations    637,681      2,847,708         (54,952)       (129,487)            --
   Net income (loss) from discontinued
     operations.....................          6,971        815,710         802,186       (480,921)      (304,299)
   Net income (loss)................     (1,345,814)     3,368,473      (1,202,690)     (1,750,790)       912,161

Common Share Data:
   Book value per share at year-end
     (fully diluted)................   $       5.38   $        5.53   $       4.47   $        4.68  $        3.41
   Basic earnings (loss) per share..          (0.47)           1.17          (0.42)          (0.61)          0.42
   Fully diluted earnings (loss) per share    (0.47)           1.11          (0.40)          (0.59)          0.38

   Basic common shares outstanding at
     year-end.......................      2,844,246      2,877,634       2,880,028       2,869,862      2,316,767
   Fully diluted common shares
     outstanding at year-end........      2,844,246      3,027,030       2,983,114       2,975,823      2,975,323

Balance Sheet Data (at year-end):
   Total assets.....................   $ 92,029,898   $ 80,190,992    $ 65,126,002    $ 36,748,994   $ 26,498,577
   Investment securities............        709,687        555,013         573,272       1,819,176      1,720,342
   Total loans, net of allowance....     57,579,002     43,705,576      20,834,674       2,810,876             --
   Total deposits...................     67,277,222     55,905,541      34,620,338       7,331,853             --
   Stockholders' equity.............     15,494,821     16,748,911      13,325,541      13,936,301      8,792,021

Other Selected Financial Data:
   Assets under management..........$   720,065,488 $  891,542,438  $  977,844,600  $1,003,982,000 $  857,875,355
   Assets under service............. 11,681,533,180  5,900,463,371   4,800,000,000   4,200,000,000  3,435,000,000
   Total employees at year-end......            159            178             264             216             83

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the years indicated. This discussion should be read in conjunction with the other information set forth in this Annual Report on Form 10-K, including our audited, consolidated financial statements and the accompanying notes thereto.

         In December 2001, we sold our insurance operations to Arthur J. Gallagher & Co. In connection with the sale, we received $8.4 million in cash and an interest-bearing note receivable of $800,000, which note was contingent upon the buyer achieving certain income and revenue targets with respect to the acquired business. An additional $800,000 of the purchase price was deposited into escrow by Arthur J. Gallagher & Co., and is subject to possible indemnification claims pursuant to the sale agreement. As of December 31, 2001, we established a liability of $800,000 related to the escrow. As of December 31, 2002, we believed there was a current potential for approximately $420,000 in claims against the escrow. Based thereupon, we recorded $280,000 as income related to the sale during the year ended December 31, 2002. For the year ended December 31, 2002, Arthur J. Gallagher & Co. achieved the income and revenue targets for the acquired business. As a result, the promissory note was earned in full and we recorded an additional $800,000 as income related to the sale during 2002. After giving effect to accrued federal and state income taxes and professional fees of $390,173 and $52,146, respectively, the $1,080,000 recorded during 2002 as income with respect to the sale of our insurance operation, resulted in $637,681 in net income related to such sale for the year ended December 31, 2002. Please see notes 1 and 3 to the audited, consolidated financial statements contained in this report for more information with respect to the sale of our insurance operations.

         During 2000 and into 2001, our nature of operations changed, and personnel and costs were oriented to the consolidation, merger and repositioning of the subsidiaries and lines of business acquired in 1998 and 1999. While this consolidation, merger and repositioning continued in 2001, the major focus of 2001, in terms of both personnel time and company expense, was the positioning, marketing, negotiating and due diligence of the sale of our insurance operations. Legal and professional fees attributable to the preparation, sale and discontinuation of the insurance operations were charged against the sale. Additionally, $1,632,311 in corporate expenses associated with personnel involved with the sale and discontinuation of the insurance operations was charged against the sale.

         In May 2002, we disposed of Fully Armed Productions, Inc., which we acquired in June 1999 in exchange for 18,182 shares of our common stock. In connection with such disposition, and in exchange for all of the outstanding shares of capital stock of Fully Armed Productions, Inc., we received 18,182 shares of our common stock and $37,569 in cash. The results of Fully Armed Productions are shown as a non-cash flow transaction in our consolidated statements of cash flows.

         As required by accounting rules, the operating results of our insurance subsidiaries and Fully Armed Productions, Inc. have been excluded from our results from continuing operations for the years ended December 31, 2002, 2001 and 2000. Such results are reported as discontinued operations for such years.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

         Revenue for the year ended December 31, 2002 compared to the prior year increased $580,603, or 3.4%, from $17,222,772 to $17,803,375. For such years, gross profit increased $774,975, or 5.3%.

         For the year ended December 31, 2002 compared to 2001, trust and retirement services revenue and gross profit increased $124,021, or 2.6%, primarily due to increased fees associated with new accounts. During 2002, our trust and retirement services operation added approximately 250 new accounts, representing approximately $63.1 million in assets under management. As of December 31, 2002, our trust and retirement services operation had approximately $492.4 million in assets under management compared to $511.1 million as of December 31, 2001, a decline of approximately 3.7% for the year. This minor decline primarily was due to the effect of the general decline in the financial markets during 2002, partially offset by the addition of new assets under management as a result of new client accounts and contributions made during 2002 to existing client accounts.

         For such years, mutual fund administration services revenue increased $685,164, or 12.7%, and mutual fund administration services gross profit increased $610,069, or 12.9%, each primarily due to an increase in assets under service at such operation during 2002. As of December 31, 2002, we provided mutual fund administrative services to 29 mutual fund families consisting of approximately 185 portfolios and approximately $11.7 billion in assets under service, compared to 30 mutual fund families consisting of 143 portfolios and approximately $5.9 billion in mutual fund assets under service as of December 31, 2001. Approximately $2.8 billion of the increase in assets under service was added during June 2002 with our commencement of services for the Huntington Funds. During 2002, our mutual fund administration services operation added several new larger clients, but also saw several smaller clients discontinue operations due to market conditions. While our assets under service increased year to year, the mix of services (transfer agency, fund accounting and administrative services) that we provided to certain of our mutual fund clients changed. We recognize higher margins on administrative services and, to a lesser extent, fund accounting services compared to transfer agency services. Our pricing, in certain instances, also is dependent upon the number of shareholder accounts serviced. An omnibus account may represent a significant amount of assets under service, but would not generate as much in fees as an account with hundreds of shareholders but less assets under service. For such years, transfer agency and fund accounting revenues increased $680,070 and $183,191, respectively, while administration services revenues declined $164,321.

         Banking revenue and gross profit (please see note 14 of the consolidated financial statements contained in this report) increased $772,410, or 37.1%, for the year ended December 31, 2002 compared to the year ended December 31, 2001, primarily due to a $564,000 increase in net interest income and a $204,000 increase in secondary market loan revenue. Net loans as of December 31, 2002 increased to $57.6 million from $43.7 million as of December 31, 2001. Our banking operation's net interest margin increased from 1.60% for the year ended December 31, 2001 to 2.04% for the year ended December 31, 2002. We also experienced a $5.5 million, or 8.6%, increase in deposits from December 31, 2001 to December 31, 2002. Such deposits primarily were used to fund our banking operation's loan growth.

         During the year ended December 31, 2002, our banking operation charged-off $536,973 in loans that management previously had classified as doubtful, of which $455,000 represented one credit. We are working aggressively to collect this one credit, and other credits when we believe that the borrower has the financial wherewithal to pay, and will continue to do so. Based upon prudent banking practice, we believed it necessary to charge-off these loans at this time.

         As of December 31, 2002, our banking operation's ratio of non-performing loans to total loans was 0.2%, after giving effect to the $536,973 charge-off discussed above. At December 31, 2002, our non-performing loans totaled $115,000. We did not have any non-performing loans at December 31, 2001. We are working aggressively to collect all non-performing loans, but may be required to increase our provision for loan losses in future quarters if we are unsuccessful in collecting these loans, which could have a material effect on our results of operations.

         For the year ended December 31, 2002 compared to 2001, brokerage revenue and gross profit declined $546,522, or 19.6%, and $182,130, or 17.0%, respectively. These declines were, in large part, attributable to a $215,011 decline in commission revenue due to the loss of certain full service brokerage accounts. In 2002, management made the decision to begin to exit the retail brokerage business and terminate our relationship with various certified public accountants that serve as registered representatives of our brokerage operation, based upon the risks and costs associated with this type of business. We believe that all such CPA relationships will be terminated by June 2003. Also contributing to the declines in brokerage revenue and gross profit were a $139,222 decline in fees associated with the Liquid Green Money Market Fund, which fund was transferred to Huntington Bank in September 2002, a $131,527 decline in commission revenue from introducing firm clients and a $85,129 decline in investment management fees resulting from lower trading volume from and lower asset levels at our trust and retirement services' Manager Resource program.

         For such years, investment advisory revenue and gross profit declined $398,713, or 20.3%, and $493,638, or 27.9%, respectively. Such declines primarily were due to the lower market value of assets under management at such operation. Assets under management at our investment advisory operation declined $120.2 million, or 34.5%, from $348.5 million at December 31, 2001 to $228.3 million at December 31, 2002. Of such decline, approximately $37.9 million, or 31.6%, was attributable to the transfer of the assets of the Liquid Green Money Market Fund to the Huntington Funds and approximately $26.9 million, or 22.4%, was attributable to the termination of such operation's relationship with one portfolio manager, which manager represented approximately $120,000 in revenue during 2001.

         Corporate revenue and gross profit declined $55,757, or 35.3%, primarily due to our receipt in 2001 of $135,000 in settlement of a trademark dispute.

        Total expenses increased $429,108, or 2.5%, for the year ended
December 31, 2002 compared to the year ended December 31, 2001. During the second half of 2001, management implemented certain expense cuts in an effort to improve the profitability of our company, which cuts were offset by a $520,590 increase in the provision for loan losses during 2002, primarily due to the write-off of one delinquent loan as discussed above, and the establishment of a $454,000 reserve at our mutual fund administrative services operation for possible losses relating to reconciliation issues. Significant efforts are being made to resolve the reconciliation items and we will make every effort to recoup any loss that is determined to have been caused by a third party. In addition to the $454,000 reserve, we also established a $400,000 reserve related to the estimated costs to ascertain the extent and nature of such possible losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. For such years, ommission expense increased $290,128, or 32.8%, partially due to a $148,667 increase in fees paid to mortgage originators at our banking operation's mortgage department, which department experienced a $214,033, or 60.9%, increase in mortgage revenues. Such personnel do not receive a fixed salary; rather, they receive commissions based upon the revenues that they generate. Also contributing to the increase in commission expense was a $141,461 increase in fees paid to advisor partners at our trust and retirement services operation. We utilize advisor partners as a non-employee sales force to market and sell our trust and retirement services operation's products and services. Data processing expense increased $177,160, or 37.4%, primarily due to the purchase of a new straight through processing system at our trust and retirement services operation. Occupancy expense increased $110,299, or 13.1%, primarily due to an $83,319 increase in expense at Commonwealth Premium Finance Company. Prior to 2002, Commonwealth Premium Finance Corporation occupied space leased by a sister company. In December 2001, Commonwealth Premium Finance Corporation began leasing space following the sale of our insurance operation. Also contributing to the increase was the loss of a subtenant at our New York office, which resulted in $14,195 in additional expense. For such years, depreciation and amortization expense declined $315,468, or 43.6%, primarily due to the effect of a reversal of a previous depreciation accrual of $187,054 and our adoption of Statement of Financial Accounting Standards No. 142, which required us to cease amortizing goodwill. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired. If we determine there has been an impairment, we will recognize a charge to our earnings in the quarter we determine the value has been impaired, which could be material. Without the adoption of SFAS No. 142, goodwill expense would have been $104,320. Professional fees increased $476,107, or 71.2%, primarily due to $280,000 in fees related to ascertaining the extent and nature of possible reconciliation losses at our mutual fund administration services operation and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. For such years, interest expense declined $129,490, or 105.5%, due to our repayment of our outstanding term loan during December 2001.Due to the reversal of an over accrual of interest from a prior year, interest expense was negative for the year ended December 31, 2002. Program administrative expense declined by $462,185, or 53.5%, primarily due to a $518,000 loss recognized by Unified Investment Advisers, Inc. in the fourth quarter of 2001, which loss was related to our affiliated money market fund, partially offset by a $145,000 recovery during 2002 with respect to this loss. Also contributing to the decline in 2002 was a $140,000 net insurance recovery in the first quarter of 2002 related to a loss recorded during 2001 by our mutual fund services operation. During 2002, we experienced operational issues at our mutual fund administrative services affiliate relating to reconciliation issues. As a result, we established a $454,000 reserve related to possible losses, which was recorded as a program administrative expense during the fourth quarter of 2002. Our provision for bad debt declined $287,321, or 71.7%, due to our write-off during 2001 of certain uncollected receivables at our mutual fund services operations, without any corresponding write-off during 2002. Our provision for loan losses increased $520,590, or 385.6%, for the year ended December 31, 2002 compared to 2001, primarily due to the expense associated with the $455,000 loan charged-off in June 2002. Unified Banking Company is required by Federal law to maintain a reserve for possible loan losses based upon the size of and risks associated with the loan portfolio. Business development costs declined by $44,016, or 74.3%, due to a decline in marketing costs at our banking operation. Insurance expense increased $47,843, or 30.3%, for the year ended December 31, 2002 compared to the prior year, primarily as a result of increased premiums charged by our insurance carriers. For such years, other operating expense declined $45,508, or 4.7%, primarily due to a $419,977 benefit received by us during 2001 in connection with the construction and development of the VSX marketplace and its corresponding products, compared to a $258,758 benefit received by us during 2002. Removing the effect of the benefit received from VSX Holdings during 2002 and 2001, other expenses declined $206,727, or 14.9%, primarily due to our efforts to control costs. Also contributing to such decline was a $87,542 decline in advertising expense at our banking operation.

         For the year ended December 31, 2002, we recorded a $1,990,466 loss from continuing operations compared to a $294,945 loss for 2001. The $1,695,521 increase during such years primarily was due to the decline in income tax benefit from $2,315,931 for the year ended December 31 2001 to $369,439 for the year ended December 31, 2002 (accounting rules require us to recapture prior net operating loss carryforwards by displaying them as an income tax benefit on continued operations). Also contributing to the increase was the $429,108 increase in expenses, as discussed above, partially offset by the increased revenues.

         For the year ended December 31, 2002, we recorded $637,681 in net gain on the sale of operations compared to $2,847,708 in 2001. We recorded $6,971 in net income from discontinued operations for 2002 compared to $815,710 in net income from discontinued operations for 2001. Discontinued operations for the year ended December 31, 2001 included the operating results of our insurance operations, which were sold in December 2001.

         We recorded a net loss of $1,345,814, or a basic and fully diluted loss per share of $0.47, for the year ended December 31, 2002 compared to net income of $3,368,473, or basic and fully diluted earnings per share of $1.17 and $1.11, respectively, for the same period of 2001.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         Revenue for the year ended December 31, 2001 compared to the prior year increased $1,459,566, or 9.3%, from $15,763,206 to $17,222,772. For such years, gross profit increased $1,691,620, or 13.1%, from $12,925,996 to $14,617,616.

         For the year ended December 31, 2001 compared to the year ended December 31, 2002, trust and retirement services revenue increased $489,893, or 11.3%, and gross profit increased $402,228, or 9.1%, each due to increased trustee fees earned.

         For such years, mutual fund administration services revenue increased $619,654, or 12.9 %, and mutual fund administration services gross profit increased $674,689, or 16.7%, each primarily due to an increase in the amount of assets under service. As of December 31, 2001, we provided fund administrative services to 30 mutual fund families consisting of 143 portfolios and approximately $5.9 billion in mutual fund assets, compared to 29 mutual fund families consisting of 138 portfolios and approximately $4.8 billion in mutual fund assets as of December 31, 2000. During 2001, our mutual fund administration services operation added several new clients; however, as a result of the declines in the financial markets, several clients discontinued operations.

         Banking revenue and gross profit (please see note 14 of the consolidated financial statements contained in this report) increased $695,911, or 50.2%, for the year ended December 31, 2001 compared to 2000, primarily due to a $22,871,000 increase in outstanding loans to customers. Also contributing to the increase in banking revenue and gross profit was a $337,000 increase in secondary market loan revenue.

         For such years, brokerage revenue declined $323,761, or 10.4%, and brokerage gross profit declined $95,555, or 8.2%, primarily due to a $460,000 decline in trading revenue due to the loss of two client relationships and a decline in business from our remaining introducing firms. In addition, for such years, mutual fund distribution fees and order flow rebate declined by $45,000 due to overall market conditions. Partially offsetting these declines was an increase in investment management fees, distribution income and interest income, which added $274,000 to revenue.

         For such years, investment advisory revenue increased $23,437, or 1.2%, and investment advisory gross profit increased $58,206, or 3.4%, due to increased services to existing clients and a shifting of existing investment advisory clients to bundled fee relationships. This increase in fees was partially offset by a decline in fees received based upon asset values due to the decline in the market value of many investment portfolios. From December 31, 2000 to December 31, 2001, assets under management at our investment advisory operation declined by approximately 15.8%.

         For the year ended December 31, 2001 compared to the prior year, corporate revenue and gross profit declined $45,569, or 22.4%, and $43,858, or 21.7%, respectively, due to the inclusion in 2000 of revenues for Unified Capital Resources, Inc., which ceased operations during 2000, without any corresponding revenue in 2001.

         Total expenses increased $2,260,282, or 15.0%, for the year ended December 31, 2001 compared to the year ended December 31, 2000. Commission expense increased $490,688, or 124.9%, primarily due to increased commissions paid to personnel at our banking operation's mortgage origination department and to advisor partners of our trust and retirement services operations. Data processing expense increased $390,226, or 470.3%, due to a $288,000 increase at our trust and retirement services operation related to a systems conversion. For such years, occupancy expense increased $121,635, or 17.0%, primarily due to additional space leased by our mutual fund administration services operation in Indianapolis and our trust and retirement services operation in Lexington, and the relocation of our mutual fund administration offices in Texas. For the year ended December 31, 2001, professional fees declined $313,364, or 31.9%, from the prior year, primarily due to $330,000 in consulting fees paid during 2000, without any comparable expense in 2001. For such years, interest expense declined by $143,060, or 53.8%, due to our repayment of outstanding indebtedness during 2001. For the year ended December 31, 2001 compared to the prior year, program administrative expense increased $681,177, or 372.1%, primarily due to a $518,000 loss recognized by Unified Investment Advisers, Inc., which loss was related to our affiliated money market fund, and a $175,000 loss recognized by our mutual fund services operation, which loss was related to certain accounting errors. These losses were partially offset by a $100,000 recovery during 2001 of a previously recorded loss item. Our provision for bad debt declined $162,008, or 28.8%, due to a larger reserve taken in 2000 for doubtful receivables generated by our mutual fund administration services operation. Our provision for loan losses declined by $137,000, or 50.4%, due to management's estimation of the quality of our bank's loan portfolio. For such years, travel and entertainment expense declined $270,453, or 52.9%, primarily due to less travel by staff, which resulted from the narrowed business focus of our company. For the year ended December 31, 2001 compared to the prior year, other operating expense increased by $1,349,038, or 350.8%, primarily due to the fact that the 2000 results included $1,535,504 recorded as a reduction in operating expense compared to a $419,977 expense reduction for 2001. Such expense reduction is related to payments we received from VSX Holdings for management and consulting services.

         For the year ended December 31, 2001, we recorded a $2,673,430 loss from continuing operations, a $568,662 increase from the $2,104,768 loss recorded for the year ended December 31, 2000. The increase in the loss was due to the $2,260,282 increase in total expenses, partially offset by the $1,691,620 increase in gross profits for such years. For the years ended December 31, 2001 and 2000, we recorded an income tax benefit of $2,315,931 and $223,888, respectively (accounting rules required us to recapture prior net operating loss carryforwards by displaying them as an income tax benefit on continued operations). As a result, for the years ended December 31, 2001 and 2000, we recorded a net loss from continuing operations of $294,945 and $1,949,924, respectively.

         For the year ended December 31, 2001, we recorded a $2,847,708 net gain in connection with the sale of our insurance operation. For 2000, we recorded a $54,952 net loss upon the sale/closure of certain discontinued operations. Additionally, for the years ended December 31, 2001 and 2000, we recorded $815,710 and $802,186, respectively, in net income from discontinued operations. Discontinued operations primarily represented the results of our insurance operation, which were sold at year-end 2001. As previously discussed, accounting rules require that these results be excluded from the results of continuing operations.

         We recorded net income of $3,368,473 for the year ended December 31, 2001 compared to a net loss of $1,202,690 for 2000. Net income for the year ended December 31, 2001 was a basic and fully diluted income per share of $1.17 and $1.11, respectively. This compares to a basic and fully diluted loss per share of $0.42 and $0.40, respectively, for the year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         GENERAL. The discussion contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon the audited, consolidated financial statements contained in this report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carry values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the members of the audit, nominating and compensation committee of our board of directors. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements. This discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this report.

         VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL. We review intangible assets and our operating assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and the appropriate discount methods. Such evaluations of impairment of long-lived assets, including goodwill, are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying value of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

         Critical estimates in valuing goodwill include, but are not limited to, those discussed above. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing implied value to its carry value. We engaged an independent third-party appraiser, which assisted us in concluding that our recorded goodwill was not impaired. Impairment adjustments after adoption of the accounting rule, if any, are required to be recognized as operating expense when determined.

         ACCRUED LIABILITY FOR OPERATIONAL ISSUES. During 2002, we experienced operational issues at our mutual fund administrative services affiliate, primarily relating to reconciliation issues. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses, which may or may not be recoverable, and $400,000 of which is related to estimated costs for professional fees, related travel and administration expenses to ascertain the nature and extent of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. Management's estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

         REVENUE RECOGNITION. Our trust and retirement services operation's revenue reflects a revenue sharing arrangement, as well as investment adviser fees earned by third party advisers, which are recorded on the accrual basis. The fees earned by the operation and paid to sub-advisers are based on established fee schedules and contracts. Generally, fees paid to our trust and retirement services operation by the various mutual funds in which client assets are invested are used to offset the fees due from the client. In the event such fees do not cover all fees due to our operation, the remainder is collected from the client. If the fees exceed fees due, a credit is given to the client. Revenue is recorded as it is earned each month based upon assets under management times a stated fee schedule. Historically, we have experienced very low levels of deviation from recorded estimates, and we assume the estimates are reasonable.

         ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOAN LOSSES. We evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our customer accounts and, in the event we become aware of a specific customer's inability to meet its financial obligations to us (such as in the case of bankruptcy filings or deterioration in the client's financial position or operating results), we record a reserve for bad debt or loan loss to reduce the related receivable to an amount we reasonable believe is collectible. We also record reserves for loan losses for clients based on requirements of the Office of Trust Supervision, which requires an allowance based upon a specific percentage of loans outstanding. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

         TAXES ON EARNINGS. Our effective tax rate is low because of our federal income tax net operating loss carryforwards. We record the tax benefit on the net operating loss when realized.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, as well as cash generated through our private placements in 1998 and 1999. We also received $800,000 and $8.4 million in cash for the years ended December 31, 2002 and 2001, respectively, in connection with the sale of the assets of our insurance subsidiaries in 2001.

         The net decrease in cash and cash equivalents at December 31, 2002 from December 31, 2001 was $4,279,533. The net decrease of cash and cash equivalent for the company, excluding Unified Banking Company, was $4,009,061. Of such amount, net payment of borrowings accounted for $1,108,983. Changes in operating assets and liabilities resulted in a usage of cash of $2,229,520. Capital expenditures accounted for a $258,881 usage of cash. Additionally, retirement of common stock and net cash loss from operations resulted in a usage of cash of $81,550 and $330,127, respectively. We also received $258,758 from VSX Holdings, LLC during the year ended December 31, 2002 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         Unified Banking Company's influence on our consolidated balance sheets is significant, and also can cause difficulty in understanding our statements of cash flows. Our banking operation had a decrease of cash and cash equivalent of $169,141, excluding our additional capital investment of $300,000 during 2002. The cash outflow from our bank was approximately $439,000. The increase in loans made to bank customers was funded by increased customer deposits, coupled with changes in federal funds sold, bond investments and borrowed funds, which amounted to a net increase in cash of approximately $270,000.

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

         Unified Banking Company experienced net growth in loans of 31.7% for the year ended December 31, 2002, while deposits increased 8.6% during the same period. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         In February 2002, Unified Banking Company borrowed approximately $5.0 million in ten- to 15-year fixed rate amortizing advances from the Federal Home Loan Bank, which proceeds were invested in 15- to 20-year FNMA mortgage backed securities. The interest spread between these assets and liabilities is approximately 1.25%.

         CAPITAL RESOURCES. Total stockholders' equity was $15,494,821 at December 31, 2002 compared to $16,748,911 at year-end 2001. The decline in total equity was due to our loss from continuing operations for the year ended December 31, 2002, partially offset by the gain realized upon the sale of the assets of our insurance subsidiaries. We had no material commitments for capital expenditures as of December 31, 2002.

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

         THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE FUTURE GROWTH IN ASSETS OR EARNINGS. Our ability to achieve growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel and our ability to execute our business plan. We also have completed various acquisitions in the past few years that have significantly enhanced our rate of growth. We cannot provide you assurances that we will continue to sustain this rate of growth or grow at all.

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

         UNIFIED BANKING COMPANY MAY BE UNABLE TO MANAGE INTEREST RATE RISKS, WHICH COULD REDUCE OUR NET INTEREST INCOME. Like other financial institutions, Unified Banking Company's results of operations are affected principally by net interest income, which is the difference between interest earned on loans and investments and interest expense paid on deposits and other borrowings. We cannot predict or control changes in interest rates. Regional and local economic conditions and the policies of regulatory authorities, including monetary policies of the Board of Governors of the Federal Reserve System, affect interest income and interest expense. While Unified Banking Company continually takes measures intended to manage the risks from changes in market interest rates, changes in interest rates can still have a material adverse effect on our profitability.

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

         INSIDERS MAY CONTROL OUR FUTURE OPERATIONS AS A RESULT OF THE CONCENTRATION OF CONTROL OF OUR COMMON STOCK. Our executive officers and directors beneficially own approximately 32.9% of our outstanding common stock. As a result, these insiders may be able to control the election of our board of directors and thus our direction and future operations, and our stockholders may lack an effective vote with respect to such matters.

         WE ARE SUBJECT TO EXTENSIVE REGULATION. The banking, trust and securities industries are heavily regulated under both Federal and state law. These regulations are primarily intended to protect depositors and the Federal Deposit Insurance Corporation, with respect to banks, and customers, with respect to trust companies, broker-dealers and investment advisors, not our creditors or stockholders. We and our subsidiaries also are subject to the supervision of the SEC, the Office of Thrift Supervision and the Office of the Comptroller of the Currency, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks, trust companies and other financial services companies undergo continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that affects us and our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us or our subsidiaries.

         WE HAVE EXPERIENCED RAPID GROWTH IN NET REVENUE AND EXPANSION OF OUR OPERATIONS. Rapid growth has placed strain on our management, information systems, operation and resources. During 2002, we established a $454,000 reserve for possible losses relating to reconciliation issues, a problem that we believe stemmed from the recent growth of our mutual fund administration services operation. We also established a $400,000 reserve related to the estimated costs to ascertain the extent and nature of such possible losses and to redesign control procedures and make other system enhancements to ensure such reconciliation issues do not recur. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, customer support, administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth also will require us to hire more personnel, and expand management information systems. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to support satisfactorily our clients and operations. There can be no assurance that we will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

         OUR SUCCESS AND ABILITY TO COMPETE IS DEPENDENT IN PART UPON OUR TECHNOLOGY. We principally rely upon a combination of copyright, trademark and trade secret laws and contractual restrictions to protect our proprietary technology. It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently, and there can be no assurance that such measures have been, or will be, adequate to protect our proprietary technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. We propose to operate a portion of our business over the Internet, which is subject to a variety of risks. Such risks include, but are not limited to, the substantial uncertainties that exist regarding the system for assigning domain names and the status of private rules for resolution of disputes regarding rights to domain names. There can be no assurance that we will continue to be able to employ our current domain names in the future or that the loss of rights to one or more domain names will not have a material adverse effect on our business and results of operations.

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

         OUR OPERATIONS ARE PARTIALLY DEPENDENT UPON OUR ABILITY TO PROTECT OUR NETWORK INFRASTRUCTURE AGAINST DAMAGE. Events such as fire, earthquakes, severe flooding, mudslides, power loss, telecommunications failures and similar events, and our failure to construct networks that are not vulnerable to the effects of these events, could cause additional major interruptions in the services provided by us.

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

         OUR NETWORK IS VULNERABLE TO VARIOUS SECURITY RISKS. Despite the implementation of network security measures by us, such as limiting physical and network access to our routers, our Internet access systems and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to our customers. Furthermore, such inappropriate use of the Internet by third parties also could potentially jeopardize the security of confidential information stored in the computer systems of our customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involved the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by us, which could have a material adverse effect on us. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular. Moreover, if we experience a breach of network security or privacy, there can be no assurance that our customers will not assert or threaten claims against us based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on our business, financial condition and results of operation.

         THERE IS INTENSE COMPETITION FOR OUR PRODUCTS AND SERVICES, ADVERTISING AND SALES OF GOODS AND SERVICES. Competition for products and services, advertising and electronic commerce is intense. We expect that competition will continue to intensify. Barriers to entry are minimal. Our competitors may develop products and services that are superior to, or have greater market acceptance than, our solutions. If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be adversely affected. Many of our competitors have greater brand recognition and greater financial, marketing and other resources than us. This may place us at a disadvantage in responding to our competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives. Our principal competitors include mutual funds, investment advisers, brokerage firms, investment counsel firms and financial institutions such as banks, savings and loan institutions and credit unions.

         OUR PENDING AND PROPOSED PROJECTS HAVE REQUIRED AND WILL CONTINUE TO REQUIRE SUBSTANTIAL CAPITAL FOR INVESTMENTS IN AND DEVELOPMENT OF SUCH PROJECTS. There can be no assurance that we will be able to generate or raise the capital necessary to fund our projects. The failure to generate or raise such funds may require us to delay or abandon some of our planned future expansion or expenditures, which could have a material adverse effect on our growth.

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

         In addition, acquisitions may involve a number of special risks, including: initial reductions in our reported operating results; diversion of management's attention; and unanticipated problems or legal liabilities. Some or all of these items could have a material adverse effect on us. There can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein. In addition, to the extent that consolidation continues in the industry, the prices for attractive acquisition candidates may increase to unacceptable levels.

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

         Our asset/liability strategy is to minimize the sensitivity of earnings to changes in interest rates while maintaining an acceptable net interest margin. Unified Banking Company's asset/liability committee monitors the interest rate sensitivity of the bank's balance sheet on a quarterly basis. The committee reviews asset and liability repricing in the context of current and future interest rate scenarios affecting the economic climate in our market areas.

         Our pricing policy is that all earning assets and interest bearing liabilities be either based on floating rates or have a fixed rate not exceeding five years. Real estate mortgage loans held by us, while having long final maturities, are comprised of one-, two- or three-year adjustable rate loans. The adjustable basis of these loans significantly reduces interest rate risk.

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of December 31, 2002:





                                                        TIME TO MATURITY OR REPRICING
                              -------------------------------------------------------------------------------------
                                          0 to 1  1 to 2  2 to 3   3 to 6  6 to 9  9 to 12 12 to 48    >48
(Dollars in thousands)          IMMEDIATE MONTHS  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS  TOTALS
                                --------- ------  ------  ------   ------  ------  ------   ------   ------  ------

RATE SENSITIVE ASSETS
   Federal funds sold........  $  1,479  $    --   $  --   $  --   $   --  $   --  $   --  $    --  $    --  $ 1,479
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
   Securities
     U. S. agencies..........        --      640     631     618    1,739   1,531   1,272    7,030    3,159   16,620
     FHLB stock..............       508       --      --      --       --      --      --       --       --      508
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
       Total securities......       508      640     631     618    1,739   1,531   1,272    7,030    3,159   17,128
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
   Loans
     Commercial
       Fixed.................        --       78      76      56      350     153     153    2,603      928    4,396
       Variable..............    13,290       --      --      --       --      --      --       --       --   13,290
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
         Total commercial....    13,290       78      76      56      350     153     153    2,603      928   17,686
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
     Real Estate
       Commercial
         Fixed...............        --      377      34     260      250     144     905    5,084       --    7,055
         Variable............     3,475       --      --      --       --      --      --       --       --    3,475
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
            Total commercial.     3,475      377      34     260      250     144     905    5,084       --   10,530
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
       Residential
         Fixed...............        --      263      82     191      236     229     222    4,833    1,911    7,967
         Variable............     3,896       --      --      --       --      --      --       --       --    3,896
         Other...............        --        7       7       7      460      21      21      356      784    1,662
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
            Total residential     3,896     270     89      198     696     250     243      5,189    2,695   13,525
                                -------  ------  -----   ------   -----   -----   -----    -------  -------  -------

              Total real estate   7,371     647     123      458     946     394    1,148   10,273    2,695   24,055
                                -------   -----   -----   ------  ------  ------  -------  -------  -------  -------

     Construction - variable.     2,359       --      --      --       --      --      --       --       --    2,359
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
     Personal
       Home equity loans.....     7,576       --      --      --       --      --      --       --       --    7,576
       Installment loans.....        --      399     109     760      573     605     106    1,204       35    3,790
       Cash reserve loan.....        24       --      --      --       --      --      --       --       --       24
       Personal open end
         letters of credit...     2,642       --      --      --       --      --      --       --       --    2,642
       Loans secured by
         deposits............        --       --      --      --        1      11       1       19       --       32
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
         Total personal......    10,242      399     110     760      573     616     107    1,222       35   14,064
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
   Total loans...............    33,262    1,124     308   1,274    1,870   1,163   1,408   14,099    3,658   58,164
                               --------  -------   -----   -----   ------  ------  ------  -------  -------  -------
     TOTAL RATE
       SENSITIVE ASSETS......  $ 35,249  $ 1,763   $ 940  $1,892   $3,608  $2,693  $2,680  $21,129  $ 6,817  $76,771
                               ========  =======   =====  ======   ======  ======  ======  =======  =======  =======


                                                        TIME TO MATURITY OR REPRICING
                                -----------------------------------------------------------------------------------
                                          0 to 1  1 to 2  2 to 3   3 to 6  6 to 9  9 to 12 12 to 48    >48
(Dollars in thousands)          IMMEDIATE MONTHS  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS  TOTALS
                                --------- ------  ------  ------   ------  ------  ------   ------   ------  ------
RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............  $  3,308 $     -- $    --  $   --  $    -- $    -- $    --  $    --  $    --  $ 3,308
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Money market accounts
       Market rate accounts..     4,418       --      --      --       --      --      --       --       --    4,418
       Business market rate
         accounts............     2,079       --      --      --       --      --      --       --       --    2,079
       Special personal
         MMDA................       707       --      --      --       --      --      --       --       --      707
       Special business
         MMDA................     2,683       --      --      --       --      --      --       --       --    2,683
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
         Total money market
           accounts..........     9,887       --      --      --       --      --      --       --       --    9,887
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Savings accounts........        55       --      --      --       --      --      --       --       --       55
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Time deposits
       CD's > 100K...........        --    1,446   1,424   1,833    2,258   1,578   2,265    6,046       --   16,851
       CD's < 100K...........        --    3,190   2,535   3,579    2,314   1,414   2,546    8,814       51   24,443
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
         Total time deposits.        --    4,636   3,959   5,412    4,572   2,992   4,811   14,860       51   41,294
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Individual retirement
         accounts............        --      161     262     177       71       2      93    4,886        7    5,659
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
         Total interest
           bearing deposits..    13,250    4,797   4,221   5,589    4,643   2,994   4,904   19,746       58   60,203
                               -------- -------- -------  ------  ------- ------- -------  -------  -------  -------
     Borrowed funds
       Repurchase agreements.        --       24      --      --       --      --      --       --       --       24
       FHLB borrowings.......        --       30     728      25       75      75      75    2,223    1,488    4,719
                               -------- -------- -------  ------  ------- ------- -------    -----    -----  -------
         Total borrowed funds        --       54     728      25       75      75      75    2,223    1,488    4,743
                                     --      ---   -----    ----      ---     ---    ----    -----    -----  -------
     TOTAL RATE
       SENSITIVE LIABILITIES.  $ 13,250 $  4,851 $ 4,949  $5,614  $ 4,717 $ 3,070 $ 4,979 $ 21,970  $ 1,546 $ 64,946
                               ======== ======== =======  ======  ======= ======= =======  =======  =======  =======


INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 35,249 $ 1,763    $ 940 $ 1,892 $ 3,608 $ 2,693 $  2,680 $ 21,129  $ 6,817
   Total rate sensitive
         liabilities.........    13,250   4,851    9,949   5,614   4,717   3,070    4,979   21,970    1,546
   Gap.......................    21,999  (3,088)  (4,010) (3,722) (1,109)   (377)  (2,299)    (841)   5,271
   RSA/RSL...................      2.66x   0.36x    0.19x   0.34x   0.76x   0.88x    0.54x    0.96x    4.41x
   RSA/assets................      0.44    0.02     0.01    0.02    0.04    0.03     0.03     0.26     0.08
   RSL/assets................      0.17    0.06     0.06    0.07    0.06    0.04     0.06     0.27     0.02
   Gap/assets................     27.41%  -3.85%   -3.00%  -4.64%  -1.38%  -0.47%   -2.86%   -1.05%    6.57%
   Gap/RSA...................     62.41 -175.10  -426.77 -196.75  -30.73  -13.99   -85.78    -3.98    77.32


CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets  $35,249  $37,012 $37,952 $39,844 $ 43,452 $46,145 $48,825  $69,954 $ 76,771
   Total rate sensitive
         liabilities.........    13,250   18,101  23,050  28,664   33,381  36,451  41,430   63,400   64,946
   Gap.......................    21,999   18,911  14,902  11,180   10,071   9,694   7,395    6,554   11,825
   RSA/RSL...................      2.66x    2.04x   1.65x   1.39x    1.30x   1.27x   1.18x    1.10x    1.18x
   RSA/assets................      0.44     0.46    0.47    0.50     0.54    0.57    0.61     0.87     0.96
   RSL/assets................      0.17     0.23    0.29    0.36     0.42    0.45    0.52     0.79     0.81
   Gap/assets................     27.41%   23.56%  18.57%  13.93%   12.55%  12.08%   9.21%    8.16%   14.73%
   Gap/RSA...................     62.41    51.10   39.26   28.06    23.18   21.01   15.15     9.37    15.40

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

         Interest rate changes do not affect all categories of assets and liabilities equally or simultaneously. There are other factors that are difficult to measure and predict that would influence the effect of interest rate fluctuations on our income statement. For example, a rapid drop in interest rates might cause our borrowers to repay their loans at a more rapid pace and certain mortgage-related investments to be prepaid more quickly than projected. This could mitigate some of the benefits of falling rates as are expected when negatively gapped. Conversely, a rapid rise in rates could give us an opportunity to increase our margins and stifle the rate of repayment on our mortgage-related loans that would increase our returns.

         The following table shows the "rate shock" results of a simulation model that attempts to measure the effect of rising and falling interest rates over a two-year horizon in a rapidly changing rate environment.

                                                              PERCENTAGE CHANGE IN
                BASIS POINT                     -----------------------------------------------------
                 CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO
               INTEREST RATES                   PROJECTED CHANGE             EQUITY PROJECTED CHANGE
               --------------                   ----------------           --------------------------
                    -300                              -18.94                                4.43
                    -200                              -11.24                                1.77
                    -100                               -5.15                                1.83
                       0                                0.00                                0.00
                     100                                5.76                               -4.09
                     200                               11.51                               -8.94
                     300                               17.03                              -13.82

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

         We use our rate shock information to tell us how much exposure we have to rapidly changing rates. Based on historical information and our assessment of future interest rate trends, we believe it is likely that rapidly rising rates would have a significant positive impact on our results of operations. Conversely, we also believe there is minimal likelihood that rapidly falling rates would have a significant negative impact on our results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------


To the Board of Directors and
   Stockholders of Unified Financial Services, Inc.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the accompanying consolidated statements of financial condition of Unified Financial Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.




/s/ Larry E. Nunn & Associates, LLC
Columbus, Indiana
January 31, 2003

                        UNIFIED FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

                                     ASSETS
                                     ------


                                                                                 2002                   2001
                                                                                 ----                   ----
Current Assets
     Cash and cash equivalents.........................................   $    4,564,949         $    8,844,482
     Due from banks....................................................        1,656,549              1,357,483
     Federal funds sold................................................        1,479,000              4,033,000
     Bond investments (see note 12)....................................       15,685,987             11,374,531
     Investment in securities and non-affiliated
       mutual funds....................................................          709,687                555,013
     Note receivable (see note 1)......................................          800,000                800,000
     Loans (net of allowance for loan losses of
       $550,216 for 2002 and $430,000 for 2001)........................       57,579,002             43,705,576
     Accounts receivable (net of allowance for
       doubtful accounts of $68,715 for 2002 and
       $260,299 for 2001)..............................................        5,567,891              5,480,214
     Prepaid assets and deposits.......................................          830,512                425,061
     Deferred tax asset................................................               --                287,435
                                                                          --------------         --------------

         Total current assets..........................................       88,873,577             76,862,795
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $2,308,646 for 2002 and
       $2,330,472 for 2001)............................................        2,028,716              2,277,430
                                                                          --------------         --------------

         Total fixed assets............................................        2,028,716              2,277,430
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 16).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2002 and $347,734 for 2001)........................        1,006,061              1,006,061
     Other non-current assets..........................................          120,534                 43,696
                                                                          --------------         --------------

         Total non-current assets......................................        1,127,605              1,050,767
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   92,029,898         $   80,190,992
                                                                          ==============         ==============


See independent auditors' report and accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                                    2002                 2001
                                                                                    ----                 ----
Current Liabilities:
     Current portion of capital lease obligations.......................     $          --         $         595
     Current portion of bank borrowings.................................                --                 3,153
     Borrowed funds.....................................................         4,742,783                    --
     Bank line-of-credit................................................                --             1,104,780
     Deposits (see note 12).............................................        67,277,222            55,905,541
     Accounts payable and accrued expenses..............................         1,766,741             2,448,177
     Accrued compensation and benefits..................................           491,334               570,883
     Payable to broker-dealers..........................................            79,962               142,985
     Income taxes payable...............................................           144,204               215,027
     Deferred income taxes..............................................                --                55,608
     Other liabilities..................................................         1,975,261             1,382,025
                                                                             -------------         -------------

         Total current liabilities......................................        76,477,507            61,828,774
                                                                             -------------         -------------

Long-Term Liabilities
     Long-term portion of capital lease obligations.....................                --                   454
     Deferred income taxes..............................................                --                12,853
     Other long-term liabilities........................................            57,570             1,600,000
                                                                             -------------         -------------
         Total long-term liabilities....................................            57,570             1,613,307
                                                                             -------------         -------------

              Total liabilities.........................................        76,535,077            63,442,081
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share (authorized shares - 20,000,000;
         issued and outstanding shares - 2,844,246 for
         2002 and 2,877,634 for 2001)...................................            32,943                33,277
     Additional paid-in capital.........................................        16,004,747            16,187,294
     Retained earnings (deficit)........................................        (1,114,514)              231,300
     Accumulated other comprehensive income.............................           571,645               297,040
                                                                             -------------         -------------
              Total stockholders' equity................................        15,494,821            16,748,911
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  92,029,898         $  80,190,992
                                                                             =============         =============


See independent auditors' report and accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------

                                                            2002                  2001                  2000
                                                            ----                  ----                  ----
REVENUE:
     Gross revenue (see note 14)...................   $    17,803,375        $   17,222,772        $  15,763,206
                                                      ---------------        --------------        -------------
         Total gross revenue.......................        17,803,375            17,222,772           15,763,206
                                                      ---------------        --------------        -------------
COST OF SALES:
     Cost of sales (see note 14)...................         2,410,784             2,605,156            2,837,210
                                                      ---------------        --------------        -------------
         Total cost of sales.......................         2,410,784             2,605,156            2,837,210
                                                      ---------------        --------------        -------------
GROSS PROFIT (see note 14).........................        15,392,591            14,617,616           12,925,996
                                                      ---------------        --------------        -------------

EXPENSES:
     Employee compensation and benefits............         9,916,913             9,861,686            9,440,149
     Commission....................................         1,173,526               883,398              392,710
     Data processing...............................           650,354               473,194               82,968
     Mail and courier..............................           152,490               168,752              145,806
     Telephone.....................................           255,502               272,000              391,110
     Equipment rental and maintenance..............           464,772               455,305              496,490
     Occupancy.....................................           949,514               839,215              717,580
     Depreciation and amortization.................           408,113               723,581              689,469
     Professional fees.............................         1,144,911               668,804              982,168
     Interest......................................            (6,706)              122,784              265,844
     Program administrative expense................           402,048               864,233              183,056
     Provision for bad debt........................           113,495               400,816              562,824
     Provision for loan losses.....................           655,590               135,000              272,000
     Travel and entertainment......................           299,915               240,880              511,333
     Insurance.....................................           205,506               157,663              189,331
     Business development costs....................            15,191                59,207               92,436
     Other operating expenses (see note 16)........           919,020               964,528             (384,510)
                                                      ---------------        --------------        -------------
         Total expenses............................        17,720,154            17,291,046           15,030,764
                                                      ---------------        --------------        -------------

     Loss from continuing operations...............        (2,327,563)           (2,673,430)          (2,104,768)
     Other loss....................................           (32,342)               62,554              (69,044)
     Income tax benefit............................           369,439             2,315,931              223,888
                                                      ---------------        --------------        -------------

     Net income (loss) from continuing operations..        (1,990,466)             (294,945)          (1,949,924)
                                                      ---------------        --------------        -------------

Gain (loss) on sale of operations (net of income taxes
     of $390,173, $1,842,193 and $0, respectively).           637,681             2,847,708              (54,952)
Income (loss) from discontinued operations (net of
     income taxes of $4,266, $675,187 and
     $149,718, respectively) ......................             6,971               815,710              802,186
                                                      ---------------        --------------        -------------
Net income (loss)..................................   $    (1,345,814)       $    3,368,473        $  (1,202,690)
                                                      ===============        ==============        =============

Per share earnings (loss)
     Basic common shares outstanding...............         2,844,246             2,877,634            2,880,028
     Net income (loss) - basic.....................   $         (0.47)        $        1.17                (0.42)

     Fully diluted common shares outstanding.......         2,844,246             3,027,030            2,983,114
     Net income (loss) - fully diluted.............   $         (0.47)        $        1.11                (0.40)

See independent auditors' report and accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------

                                                            2002                  2001                  2000
                                                            ----                  ----                  ----

Net income (loss)..................................   $    (1,345,814)       $    3,368,473        $  (1,202,690)

Other comprehensive income (loss), net of tax
   Unrealized gain on securities, net of
      re-classification adjustment.................           274,605               126,717              205,786
                                                      ---------------        --------------        -------------

Comprehensive income (loss)........................   $    (1,071,209)       $    3,495,190        $    (996,904)
                                                      ===============        ==============        =============


See independent auditors' report and accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------

                                                                    2002                   2001              2000
                                                                    ----                   ----              ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)......................................    $  (1,345,814)           $3,368,473       $(1,202,690)
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Income tax payable...............................          (70,823)              215,027          (136,630)
         Deferred income taxes (benefit)..................          218,974              (153,245)         (103,738)
         Provision for depreciation and amortization......          401,576               952,603           873,224
         Provision for loan losses........................          655,590               135,000           272,000
         Provision for bad debt...........................          410,236               409,605           546,385
         Recovery of bad debt.............................         (294,796)               18,981                --
         Amortization of bond discount....................          (26,042)              (25,255)               --
         Loss on disposal of discontinued operations......                                     --           100,203
         Change in market value of securities.............         (404,087)              194,578            18,347
         Comprehensive income.............................          274,605               126,717           205,786
         Loss on disposal of fixed assets.................            6,761               (28,998)           15,661
         Loss on sale/disposal of securities..............           13,599                10,872            35,036
         (Increase) decrease in operating assets
              Receivables.................................         (203,117)            7,177,231        (3,827,983)
              Loans made to customers, net of repayments..      (14,529,016)          (23,005,902)      (18,295,799)
              Prepaid and sundry assets...................         (405,452)             (127,791)          477,377
              Notes receivables...........................               --              (800,000)               --
              Other non-current assets....................          (76,838)              347,440           (49,916)
         Increase (decrease) in operating liabilities
              Deposits....................................       11,371,683            21,285,203        27,288,485
              Accounts payable and accrued expenses.......         (744,459)              (60,599)        2,044,677
              Accrued compensation and benefits...........          (79,549)              130,411          (113,499)
              Other liabilities...........................         (949,195)           (5,983,998)        1,160,896
                                                              -------------         -------------       -----------
         Net cash provided by (used in) operating activities     (5,776,164)            4,186,353         9,307,822
                                                              -------------         -------------       -----------


CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment..................................         (264,680)             (613,800)       (1,445,190)
   Due from banks.........................................         (299,066)             (194,844)         (847,824)
   Bond investments.......................................       (3,869,345)             (699,836)       (5,326,279)
   Federal funds sold (purchased).........................        2,554,000             3,634,000        (2,745,000)
   Securities sold (purchased) under agreement to repurchase             --            (1,143,000)               --
   Borrowed funds.........................................        4,742,783                    --                --
   Proceeds from sale of fixed assets.....................          105,057             1,017,106             4,814
   Proceeds from sale of securities.......................          234,556               106,275         1,617,863
   Investment in affiliate mutual funds...................               --                  (100)          (29,461)
   Investment in affiliate................................               --                (1,000)              (10)
   Investments in securities and mutual funds.............         (414,810)             (101,373)         (395,684)
                                                              -------------         -------------       -----------
     Net cash provided by (used in) investing activities..        2,788,495             2,003,428        (9,166,771)
                                                              -------------         -------------       -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock.................               --                    --            21,640
   Proceeds from issuance of treasury stock...............               --                    --           419,058
   Retirement of common stock.............................          (81,550)              (71,820)               --
   Disposition of Fully Armed Productions.................         (101,331)                   --                --
   Proceeds from borrowings...............................               --                    --            10,627
   Proceeds on bank line of credit........................          985,220             1,309,780         1,270,000
   Repayment of borrowings................................       (2,093,154)            (4,157,473)      (1,910,000)
   Repayment of capital lease obligations.................           (1,049)               (7,884)          (30,072)
   Purchase of treasury shares............................               --                    --           (54,551)
                                                              -------------         -------------       -----------
     Net cash used in financing activities................       (1,291,864)           (2,927,397)         (273,298)
                                                              -------------         -------------       -----------

Net increase (decrease) in cash and cash equivalents......       (4,279,533)            3,262,384          (132,247)

Cash and cash equivalents - beginning of year.............        8,844,482             5,582,098         5,714,345
                                                              -------------         -------------       -----------
Cash and cash equivalents - end of year...................    $   4,564,949         $   8,844,482       $ 5,582,098
                                                              =============         =============       ===========


See independent auditors' report and accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                  --------------------------------------------

                                                                                  ACCUMULATED
                                                     ADDITIONAL                      OTHER
                                         COMMON        PAID-IN       RETAINED    COMPREHENSIVE  TREASURY
                                          STOCK        CAPITAL       EARNINGS       INCOME        STOCK          TOTAL
                                          -----        -------       --------       ------        -----          -----

Balance at December 31, 1999........   $   33,294  $16,050,189    $(1,934,483)   $ (35,463)   $ (177,239)  $ 13,936,298
    2000 net loss.......................                           (1,202,690)                               (1,202,690)
    Other comprehensive income..........                                            205,786                     205,786
    Issuance of common stock............        6       21,634                                                   21,640
    Repurchase of stock for treasury....                                                         (54,551)       (54,551)
    Re-issuance of treasury stock.......               187,268                                   231,790        419,058
                                        ----------    -----------    ----------   ----------    ----------     ----------

Balance at December 31, 2000........       33,300   16,259,091     (3,137,173)     170,323            --     13,325,541
    2001 net income.....................                            3,368,473                                 3,368,473
    Other comprehensive income..........                                           126,717                      126,717
    Repurchase of stock.................      (23)     (71,797)                                                 (71,820)
                                       -----------   -----------    ----------   ----------    ----------     ----------

Balance at December 31, 2001........       33,277   16,187,294        231,300      297,040            --     16,748,911
    2002 net loss.......................                           (1,345,814)                               (1,345,814)
    Other comprehensive income..........                                           274,605                      274,605
    Disposition of Fully Armed..........
      Productions......................      (182)    (101,149)                                                (101,331)
    Repurchase of stock.................     (152)     (81,398)                                                 (81,550)
                                       -----------  -----------    ----------   ----------     ----------     ----------
Balance at December 31, 2002........   $   32,943  $16,004,747    $(1,114,514)   $ 571,645    $       --   $ 15,494,821
                                        ==========  ===========    ===========   =========     ==========    ============


See independent auditors' report and accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------


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

         On January 31, 2000, Unified Management Company acquired substantially all of the assets of Commonwealth Investment Services, Inc. Effective February 29, 2000, Resource Benefit Planners, Inc. was merged with and into First Lexington Trust Company. Effective September 29, 2000, Unified Management Company was renamed Unified Financial Securities, Inc. Effective October 12, 2000, Unified Fund Services, Inc. was merged with and into AmeriPrime Financial Services, Inc. Immediately following, AmeriPrime Financial Services, Inc. was renamed Unified Fund Services, Inc. Effective November 9, 2000, Equity Underwriting Group, Inc. was dissolved. On December 31, 2000, Unified Financial Securities, Inc. acquired substantially all of the assets of AmeriPrime Financial Securities, Inc. Effective December 31, 2000,

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------


Note 1 - NATURE OF OPERATIONS (Continued)

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

         On June 26, 2000, First Lexington Trust Company, a subsidiary of our company, converted to a limited purpose national banking association with the corporate name "Unified Trust Company, National Association." Unified Trust Company, National Association is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of December 31, 2002 and 2001, Unified Trust Company, National Association had $2.2 million and $2.4 million, respectively, total capital.

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

         Effective December 17, 2001, we sold and assigned substantially all of the assets and liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher & Co. In connection with the sale, we received $8.4 million in cash and an interest-bearing note receivable of $800,000, which note was subject to possible reduction in the event Arthur J. Gallagher did not achieve certain revenue or income targets for the year ended December 31, 2002 with respect to the business that it acquired from our insurance subsidiaries. Arthur J. Gallagher achieved the revenue and income targets for the year ended December 31, 2002. An additional $800,000 in cash was deposited into an escrow account, and is subject to possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement. Any funds remaining in the escrow account after June 16, 2003 (and which are not subject to a claim made by Arthur J. Gallagher & Co. before such date) will be released to us. Please see note 3 of these financial statements for additional information regarding the promissory note and escrow. Following the closing, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc. were renamed Unified Insurance Managers, Inc., Unified Insurance Administrators, Inc. and Unified Claims Service, Inc.

         Effective May 31, 2002, we disposed of Fully Armed Productions, Inc., which we acquired on June 1, 1999 in exchange for 18,182 shares of our common stock. In connection with such disposition, and in exchange for all of the outstanding shares of capital stock of Fully Armed Productions, Inc., we received 18,182 shares of our common stock and $37,569 in cash. The results of Fully Armed Productions are shown as a non-cash flow transaction in our Consolidated Statements of Cash Flows.

         Effective October 4, 2002 and October 31, 2002, each of Unified Internet Services, Inc. and Unified Investment Services, Inc., respectively, was merged with and into Unified Employee Services, Inc.

                       UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 1 - NATURE OF OPERATIONS (Continued)

         Effective October 8, 2002, each of Unified Claims Service, Inc. and Unified Insurance Administrators, Inc. was merged with and into Unified Insurance Managers, Inc. Effective October 31, 2002, Health Financial, Inc. was merged with and into Unified Trust Company, National Association. Effective November 29, 2002, Unified Fund Services, Inc. was merged with and into Unified Investment Advisers, Inc. Immediately following, Unified Investment Advisers, Inc. was renamed Unified Fund Services, Inc.

         On December 31, 2002, we rescinded our contribution of all of the outstanding capital stock of Unified Trust Company, National Association to Unified Banking Company. We consummated the original capital contribution on January 1, 2002.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Basis of Presentation
         ---------------------
         The Consolidated Financial Statements include the accounts of Unified Financial Services, Inc. and our subsidiaries after elimination of all material intercompany accounts and transactions.

         Fees and Commissions
         --------------------
         We record revenue on the accrual basis of accounting. For our brokerage operation, commissions and clearing revenue are recorded on the settlement date of the related security transaction. This does not materially differ from recording commissions based upon trade date. In connection with our private placement of equity securities in 2000, Unified Financial Securities, Inc., a subsidiary of our company, recorded revenue on the accrual basis of accounting (equal to ten percent of the proceeds of the private placement) and incurred expenses related to the private placement. Our trust and retirement services operation's revenue, as well as the investment adviser fees earned by third party advisers, are recorded on the accrual basis. The fees earned by the operation and paid to sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. Revenue is recorded as it is earned each month based upon accounts and account balances. In connection with this, we earn income on the accounts established to transfer these funds for customers. For our banking operation, recorded revenue consists of interest income less interest expense. All other revenue is recorded as earned.

         Accounts Receivable
         -------------------
         Accounts receivable are carried at cost less an allowance for doubtful accounts. On a periodic basis, accounts receivable are evaluated and an allowance for doubtful accounts is established, based on a history of past write-offs and collections and current credit conditions.

         Loans Receivable
         ----------------
         Loans receivable are carried at cost less a loan loss reserve. The loan loss reserve is determined based on the creditworthiness of the borrower.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. Depreciation, including the depreciation of capital leased equipment, is provided on the straight-line or accelerated method over the estimated useful life of the assets for financial statement purposes.

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         We have adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires use of the liability method of accounting for deferred income taxes.

         Other Non-Current Assets
         ------------------------
         Other non-current assets consist of deposits, deferred taxes, unearned revenue and the cash surrender value of life insurance policies.

         Intangibles
         -----------
         Effective January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing its implied value to its carrying value. Based upon these tests, we have determined that goodwill was not impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expense. For tax purposes, goodwill is amortized on a straight-line basis over 15 years.

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

         Specifically, during 2002, we experienced operational issues with respect our mutual fund administrative services affiliate, which issues primarily are related to problems associated with our reconciliation of various accounts. In connection therewith, we established an $854,000

                      UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         reserve, $454,000 of which is related to possible reconciliation losses and $400,000 of which is related to estimated costs to ascertain the extent and nature of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur.

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

         Recent Accounting Pronouncements
         --------------------------------
         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44 "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64 "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS Nos. 4 and 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishment. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. We do not believe that the adoption of SFAS No. 145 will have a material impact on our financial position or results of operation.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. We must adopt this statement no later than January 1, 2003. We do not believe that the adoption of SFAS 146 will have a material impact on our financial position or results of operation.

         In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS 147 requires that acquisitions of financial institutions, except between two or more mutual enterprises, be accounted for in accordance with FASB Statements No. 141 and 142. Additionally, SFAS 147 requires that SFAS No. 144 also applies to the application of certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution. We adopted this statement on October 1, 2002. We do not believe that the adoption of SFAS 147 will have a material impact on our financial position or results of operation.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transitioning for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement amends Statement 123 by requiring prominent disclosures in annual and interim

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         financial statements about the method of accounting used and the effect on reported results. This statement is effective for fiscal years beginning after December 15, 2003. We do not believe that the adoption of SFAS 148 will have a material impact on our financial position or results of operation.

         Financial Statement Presentation
         Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.


Note 3 - ACQUISITIONS, DISPOSALS AND SALES

         On December 17, 2001, we sold substantially all of the assets and assigned substantially all of the liabilities of Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc. to Arthur J. Gallagher & Co. As discussed in note 1 of these financial statements, in connection with the sale we received $8.4 million in cash and an interest-bearing promissory note of $800,000. An additional $800,000 was deposited into escrow for possible indemnification claims of Arthur J. Gallagher. In connection with such sale, we had aggregate basis and selling expenses of $3,710,099. We recorded state and federal income taxes of $1,842,193, which resulted in an after-tax gain of $2,847,708 with respect to the sale for the year ended December 31, 2001.

         For the year ended December 31, 2002, Arthur J. Gallagher achieved the income and revenue targets for the acquired business. As a result, the promissory note was earned in full and we recorded $800,000 as income related to the sale during 2002. As of December 31, 2001, we established a liability of $800,000 related to the escrow. As of December 31, 2002, we believed there was a current potential for approximately $420,000 in claims against the escrow. Based thereupon, we recorded $280,000 of the escrow as income related to the sale during the year ended December 31, 2002. Approximately $100,000 remains reserved for possible future indemnification claims. For the year ended December 31, 2002, we recorded $52,146 in additional professional fees associated with the sale and state and federal income taxes of $390,173, which resulted in an after-tax gain of $637,681.

         For the years ended December 31, 2002 and 2001, we recorded $5,717,755 and $3,485,389 in accumulated pre-tax gain and after-tax gain, respectively, on the sale of the assets of our insurance subsidiaries.

         Assets and liabilities at December 31, 2002 and 2001 of the sold operations are summarized below:

                                                         2002            2001
                                                         ----            ----

             Accounts payable and accrued payable    $      --     $     48,927
             Accrued compensation...............            --          (56,209)
             Other liabilities..................       300,000          598,838
             Income taxes payable...............           --         1,842,193

                         UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 3 - ACQUISITIONS, DISPOSALS AND SALES (Continued)

         The insurance operation was inactive during 2002. Revenue and income for the insurance operation for the years ended December 31, 2001 and 2000 were as follows:

                                                           2001         2000
                                                           -----        -----

               Revenue............................     $12,329,56   $12,684,196
               Pre-tax income.....................      1,660,855     1,448,230
               After-tax income...................        786,355     1,194,321

         At year-end 1999, we sold an insurance contract segment of business of Equity Insurance Managers of Illinois, L.L.C. (d/b/a Irland and Rogers). The sale price was determined on continued contract revenue and we received payment for the sale of the contracts over a two-year period. We recorded this transaction in 1999 based upon the estimated revenue and costs to our company of closing the location where the business was conducted. During 2000, the amount of the anticipated selling price of the book of business was reduced based upon the continuing revenue and cash received during 2000 and the additional cost of legal fees related to the business.

                                                            2000
                                                            ----
               Sale price..........................     $  (55,200)
               Costs to close the location..........           248
                                                         ----------
               Loss on the sale....................      $ (54,952)
                                                         ==========

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

         During 2002, we disposed of Fully Armed Productions, Inc. During 2000, we discontinued our Strategic Fund Services operation and Archer Trading operation, in addition to Equity Insurance Managers of Illinois, L.L.C. As of June 2000, we ceased funding Archer Trading, Inc.'s losses. The income/losses of these four discontinued operations, including the loss on the sale of the Equity Insurance Managers of Illinois book of business, resulted in the following:

                                                                     2002           2001             2000
                                                                     ----           ----             ----

                  Gross revenue...........................    $    149,200    $  405,297        $    380,160
                  Gain (loss) from discontinued operations          11,237        51,915            (387,157)


                         UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 3 - ACQUISITIONS, DISPOSALS AND SALES (Continued)


         Assets and liabilities at December 31, 2002 and 2001 of the discontinued operations are summarized below:

                                                                         2002                2001
                                                                         ----                ----

                  Accounts payable and accrued payable....           $        --        $    30,053
                  Payable to parent.......................             1,546,533          1,596,748


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

         As of December 31, 2002, 2001 and 2000, options to acquire 107,441, 89,396 and 104,086 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of December 31, 2002 and 2001, our board had granted options to acquire 54,545 and 60,000 shares, respectively, of our common stock outside of such plan (see note 16).

         A summary of our outstanding stock options as of December 31, 2002, 2001 and 2000 is as follows:

                                                                               DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                             2002                  2001                 2000
                                                     --------------------  --------------------  --------------------
                                                                 WEIGHTED             WEIGHTED              WEIGHTED
                                                                  AVERAGE              AVERAGE               AVERAGE
                                                                 EXERCISE             EXERCISE              EXERCISE
                                                     SHARES        PRICE    SHARES      PRICE    SHARES       PRICE
                                                     ------        -----    ------      -----    ------       -----

         Options outstanding at beginning of year... 149,396      $41.94    170,752    $39.98    105,961     $36.76
         Granted....................................  38,150       16.50         --        --     78,316      44.28
         Option to acquire 66,666 shares at $45.00
           per share converted into option to acquire
           60,000 shares at $50.00 per share........      --          --    (6,666)     45.00         --         --
         Option to acquire 60,000 shares at $50.00
           per share converted into option to acquire
           54,545 shares at $55.00 per share........ (5,455)       50.00         --        --         --         --
         Forfeitures................................ (20,105)      34.92   (14,690)     38.21   (13,525)      39.61
         Options outstanding at end of period....... 161,986       38.24    149,396     41.94    170,732      39.98
         Options exercisable at end of period....... 161,645       38.23    143,590     42.02    158,987      39.98
         Options available for future grants........ 142,559         n/a    160,064       n/a    145,914        n/a

                                      -48

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 4 - OPTIONS (Continued)


         As of December 31, 2002, 85,136 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

         We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the effect would have been immaterial for the year ended December 31, 2002 (based upon the Black-Scholes option pricing model) and, in fact, would have been anti-dilutive for such periods.


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

         At December 31, 2002 and 2001, we had outstanding debt of $0 and $3,153, respectively. No amounts were outstanding under lines of credit as of December 31, 2002. Lines of credit at December 31, 2001 consisted of the following:

         Lines of credit:                                                     2001
         ---------------                                                 ---------------

         Payable at maturity, June 30, 2003, interest at prime,
         secured by assignment of receivables....................         $ 1,064,780

         Payable at maturity, December 31, 2002, interest at 10.25%            40,000
                                                                         -------------

                Total............................................          $ 1,104,780

Note 6 - CAPITAL LEASE OBLIGATIONS


         We lease both computer and office equipment under capital leases. Such lease obligations are payable over a 60-month period. We had no capital lease obligations as of December 31, 2002. Following is a summary of future minimum lease payments under capitalized lease obligations as of December 31, 2001:

                                                                        2001
                                                                     -----------

                  2002...........................................    $       724
                  2003...........................................            482
                                                                     -----------
                                                                           1,206
                  Less:  amount representing interest                        157
                                                                     -----------
                          Total..................................    $     1,049
                                                                     ===========

         We did not acquire equipment through capital lease obligations during the years ended December 31, 2002 and 2001.

                        UNIFIED FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                        --------------------------------

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

         We also maintain administrative offices at the corporate offices of Unified Financial Securities, Inc. and Unified Fund Services, Inc, each of which is located at 429-431 N. Pennsylvania Street, Indianapolis, Indiana, and at One US Bank Plaza, Saint Louis, Missouri.

         At December 31, 2002, we were committed to minimal rental payments under certain non-cancellable operating leases. Generally, these leases include cancellation clauses. The aggregate minimum rental commitments required under operating leases for office space and equipment at December 31, 2002 for all operations were as follows:

                  FOR THE YEARS ENDING DECEMBER 31,            LEASE COMMITMENTS
                  ---------------------------------            -----------------

                  2003.............................             $     742,330
                  2004.............................                   676,492
                  2005.............................                   638,354
                  2006.............................                   613,241
                  Thereafter.......................                 1,180,372
                                                                 -------------
                      Total........................             $   3,850,789
                                                                 =============

         We lease certain office facilities and equipment. Rental expense for the years ended December 31, 2002, 2001 and 2000 were $949,514, $1,206,657 and $1,006,325, respectively.


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

Note 9 - EMPLOYEE BENEFIT PLANS

         We and our subsidiaries provide a defined contribution retirement plan that covers substantially all employees. Our board of directors determines contributions to the plan. For the years ended December 31, 2002, 2001 and 2000, our board of directors did not make any contributions.

         We also maintain a 401(k) plan for the consolidated companies. The plan includes a matching for funds contributed by an employee. We will match the employee's contribution up to fifty percent of the first six percent of an employee's pre-tax contribution. For the years ended December 31, 2002, 2001 and 2000, we contributed $184,482, $189,237 and
         $133,901, respectively, as matching contributions.

                        UNIFIED FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                        --------------------------------


Note 10 -  COMMON AND PREFERRED STOCK

         Common Stock:

         We have 20,000,000 authorized shares of our common stock.

         Effective December 10, 1998, we commenced a private placement offering to sell shares of our common stock. The offering terminated on March 31, 2000. For the year ended December 31, 2000, we issued 11,530 shares of our common stock (including 10,929 shares from treasury). For the year ended December 31, 2000, aggregate brokerage fees of $20,500 were paid to our brokerage subsidiaries in connection with this private placement offering, which amount is inclusive of $18,300 paid to external brokerage firms.

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

         Preferred Stock:

         As of December 31, 2002 and 2001, our total preferred shares authorized was 1,000,000 with a par value of $.01 per share. Of such authorized shares, 200,000 shares are designated Series D Convertible Junior Participating Preferred Stock. We have reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between us and Unified Fund Services, as rights agent. On August 26, 1998, our board of directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of our common stock. The dividend distribution was payable to the stockholders of record at the close of business on August 26, 1998. Generally, each Preferred Stock purchase right, when exercisable, entitles the registered holder to purchase from our company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.


Note 11 -  INCOME TAXES

         Consolidated net operating loss carryforwards at December 31, 2002, 2001 and 2000 amounted to approximately $14,224,000, $14,100,000 and
         $17,500,000, respectively, expiring from 2004 to 2016.

         We decreased our net operating loss carryforwards by approximately $3,400,000 in 2001. We increased our net operating loss carryforwards by approximately $2,500,000 in 2000, which reduced current consolidated Federal income tax expense to zero.

                        UNIFIED FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                        --------------------------------


Note 11 -  INCOME TAXES (Continued)

         We record deferred income taxes in accordance with Financial Accounting Standard No. 109. We did not record any deferred income taxes as of December 31, 2002 due to our net operating losses. The deferred tax liability in our consolidated financial statements as of December 31, 2001 was as follows:

                                                                        2001
                                                                    ----------

               Deferred assets................................      $ (287,435)
               Deferred liability.............................          68,461
                                                                    ----------
               Net deferred liability.........................       $(218,974)
                                                                     =========

         The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 were as follows:

                                                                2002            2001           2000
                                                                ----            ----           ----
         Current income tax:
              Federal..........................               $      --      $ 115,473      $       --
              State and local..................                  25,000        207,489          35,000
                                                              ---------      ---------      ----------
                 Total current income tax......                  25,000        322,962          35,000
                                                              ---------      ---------      ----------
         Deferred income tax:
              Federal..........................                      --        (77,514)             --
              State and local..................                      --        (21,800)             --
                                                              ---------      ---------      ----------
                 Total deferred................                      --        (99,314)             --
                                                              ---------      ---------      ----------
                        Total income tax.......               $  25,000      $ 223,648      $   35,000
                                                              =========      =========      ==========

Note 12 -  RELATED PARTY TRANSACTIONS

As       of December 31, 2002 and 2001, $1,799,220 and $7,697,306 was eliminated from both bond investments and deposits on our Consolidated Statements of Financial Condition, which amount represented cash on deposit at our bank from various subsidiaries of our company.

                        UNIFIED FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                        --------------------------------


Note 13 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair value of our financial instruments at December 31, 2002, 2001 and 2000. Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                 DECEMBER 31,
                           ----------------------------------------------------------------------------------------
                                     2002                            2001                            2000
                           ------------------------       -------------------------       -------------------------
                           CARRYING            FAIR       CARRYING            FAIR         CARRYING          FAIR
(In thousands)              AMOUNT            VALUE        AMOUNT             VALUE         AMOUNT           VALUE
                            ------            -----        ------             -----         ------           -----

Financial assets
  Cash and cash equivalents  $ 4,564         $ 4,564      $ 8,844           $ 8,844       $ 5,582          $ 5,582
  Investment in:..........
    Mutual funds and
      securities..........       710             710          555               555           573              573
    Loans receivables.....    57,579          57,579       43,706            43,706        20,835           20,835
    Receivables...........     5,568           5,568        5,480             5,480        13,086           13,086
    Prepaid and sundry....       831             831          425               425           297              297

Financial obligations
  Current liabilities.....    76,477          76,477       61,825            61,825        49,411           49,411
  Capital lease obligation        --              --            1                 1             9                9
  Long-term debt..........        --              --            3                 3         2,287            2,287


                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------


Note 14 -  DISCLOSURES ABOUT REPORTING SEGMENTS

         We have five reportable operating segments: trust and retirement services; mutual fund administration services; banking; brokerage; and investment advisory services. In addition, we also report corporate as a separate segment.

         Our banking segment, which includes Unified Banking Company and Commonwealth Premium Finance Company, reports revenue partially in accordance with the AICPA Audit and Accounting Guide for Banks and Savings Institutions, which requires that banking revenue be reported net of interest expense, and partially in accordance with the AICPA Audit and Accounting Guide for Financial Institutions (other than banks and insurance companies), which treats the provision for loan losses as an operating expense. Pursuant to the AICPA guide for banks, banking revenue is presented net of the provision for loan losses. As a result, we report our provision for loan losses as an operating expense on our Statements of Operations. For the years ended December 31, 2002, 2001 and 2000, our banking operation recorded interest expense of $3,041,457, $3,432,983 and $1,272,346, respectively. Our banking operation's provision for loan losses was $655,590, $135,000 and $272,000, respectively for the years ended December 31, 2002, 2001 and 2000. Additionally, pursuant to the AICPA guide for banks, banks typically do not report gross profit. However, for comparability among our operating segments, we have reported banking gross profit, which amount is equal to banking revenue for any given period.

         The accounting policies of these segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, gross profit, capital expenditures and depreciation and amortization were as follows for the years ended December 31, 2002, 2001 and 2000 and total assets were as follows as of December 31, 2002 and 2001:

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 14 - DISCLOSURES ABOUT REPORTING SEGMENTS (Continued)


     (In thousands)                                             2002          2001          2000
                                                            -----------   -----------   -----------
     Revenues
         Trust and retirement.............................  $     4,944   $     4,820   $     4,330
         Mutual fund administration.......................        6,095         5,410         4,790
         Banking..........................................        2,855         2,083         1,387
         Brokerage........................................        2,245         2,791         3,115
         Investment advisory..............................        1,562         1,961         1,938
         Corporate........................................          102           157           203
                                                            -----------   -----------   -----------
              Total.......................................  $    17,803   $    17,222   $    15,763
                                                            ===========   ===========   ===========

     Gross profit
         Trust and retirement.............................  $     4,944   $     4,820   $     4,417
         Mutual fund administration.......................        5,326         4,716         4,042
         Banking..........................................        2,855         2,083         1,387
         Brokerage........................................          887         1,069         1,165
         Investment advisory..............................        1,279         1,772         1,712
         Corporate........................................          102           157           203
                                                            -----------   -------------------------
              Total.......................................  $    15,393   $    14,617   $    12,926
                                                            ===========   ===========   ===========

     Capital expenditures
         Trust and retirement.............................  $        44   $       139   $       272
         Mutual fund administration.......................          201            25            87
         Banking..........................................            6            77           630
         Brokerage........................................           --             8             6
         Investment advisory..............................            4            12            --
         Corporate and discontinued.......................            9           353           450
                                                            -----------   -----------   -----------
              Total.......................................  $       264   $       614   $     1,445
                                                            ===========   ===========   ===========

     Depreciation and amortization
         Trust and retirement.............................  $       151   $       131   $        89
         Mutual fund administration.......................          136           109            82
         Banking..........................................          176           162           153
         Brokerage........................................            5            18            35
         Investment advisory..............................           19           130           139
         Corporate........................................          (79)          174           191
                                                            -----------   -----------   -----------
              Total.......................................  $       408   $       724   $       689
                                                            ===========   ===========   ===========

     Total assets
         Trust and retirement.............................  $     2,499   $     2,837
         Mutual fund administration.......................        2,510         1,909
         Banking..........................................       81,441        64,344
         Brokerage........................................          527           778
         Investment advisory..............................        1,604         1,428
         Corporate and discontinued.......................        3,448         8,895
                                                            -----------   -----------
              Total.......................................  $    92,029   $    80,191

                                                            ===========   ===========

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 15 -  UNIFIED BANKING COMPANY STATEMENTS OF FINANCIAL CONDITION AND
           OPERATIONS

         Unified Banking Company commenced operations on November 1, 1999. Included in our Consolidated Statements of Financial Condition at December 31, 2002 and 2001 were the bank's total assets of $80,264,401 and $69,786,649, respectively, and total liabilities of $74,490,805 and $63,961,290, respectively. As of such dates, certain components of such assets and liabilities were as follows:

                                                                      2002              2001
                                                                      ----              ----

         Cash ............................................       $   295,292        $   164,433
         Due from banks...................................         1,656,549          1,357,483
         Federal funds sold...............................         1,479,000          4,033,000
         Investments in securities:
              US agency securities........................        17,485,206         19,071,837
              FHLB stock..................................           508,200            196,300
         Loans:
              Real estate loans...........................        33,947,774         26,482,150
              Commercial loans............................        17,685,656         11,047,590
              Installment loans...........................         6,643,710          6,573,173
              Other loans.................................            32,078             32,664
              Allowance for loan losses...................           550,216            430,000
         Bank deposits:
              Demand deposits.............................         8,600,134         14,637,467
              Official checks.............................           273,018          1,603,610
              NOW accounts................................         3,308,130          1,159,688
              Money market accounts.......................         9,886,264          6,543,341
              Savings accounts............................            54,930             55,495
              Time deposits...............................        41,293,571         34,584,509
              Other interest-bearing deposits.............         5,660,393          5,018,738
         Federal and borrowed funds.......................         4,742,783                 --

         The revenue amounts in Note 14 for our banking operation include the "Subtotal" amounts reflected above for Unified Banking Company plus the revenues of Commonwealth Premium Finance Corporation.

Note 16 - INVESTMENT IN AFFILIATE

         We have entered into a management arrangement with VSX Holdings, LLC, a Delaware limited liability company, whereby we provide consulting and development services to VSX Holdings. For the years ended December 31, 2002, 2001 and 2000, we received payments totaling $258,758, $419,977 and $1,535,504, respectively, from VSX Holdings for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000. At December 31, 2001, we had $400,000 in borrowings payable to VSX Holding, LLC that were repaid in February 2002.

         On May 23, 2000, we subscribed for 10 shares of VSX Holdings in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but

                        UNIFIED FINANCIAL SERVICES, INC.
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001 and 2000
                        --------------------------------

Note 16 - INVESTMENT AFFILIATE (Continued)

         have the right to purchase up to an additional 1,990 (19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. Our investment in VSX Holdings is accounted for on the cost method of accounting.

         VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $55, $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2003 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue 54,545 shares of stock (50,000 after May 23, 2002) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

Note 17 - INCOME (LOSS) PER SHARE OF STOCK

         Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares (outstanding stock options).

         Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the years ended December 31, 2002, 2001 and 2000, potential common shares of 161,986, -0- and 67,666, respectively, were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.

                        UNIFIED FINANCIAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000
                        --------------------------------

Note 18 - SUBSEQUENT EVENT

         On January 2, 2003, we contributed all of the outstanding capital stock of Commonwealth Premium Finance Corporation to Unified Banking Company. Below are certain balance sheet and income statement items for Commonwealth Premium Finance Corporation as of or for the year ended December 31, 2002.

              Loans receivable................................     $  2,960,343
              Total assets....................................        2,981,888
              Note payable....................................        1,520,000
              Other liabilities...............................          276,120
              Total shareholder's equity......................        1,185,768

              Gross revenue...................................     $    648,642
              Interest expense................................           61,263
                                                                    ------------
                  Net revenue.................................          587,378
              Operating expense...............................         (511,190)
                                                                    ------------
              Profit before income taxes......................     $     76,188
                                                                    ============

         Below are certain balance sheet and income statement items for Unified Banking Company and Commonwealth Premium Finance Corporation pro forma combined as of and for the year ended December 31, 2002.

              Loans receivable................................     $ 60,539,345
              Total assets....................................       83,246,289
              Note payable....................................        1,520,000
              Other liabilities...............................       74,766,925
              Total shareholder's equity......................        6,959,364

              Gross revenue...................................     $  5,896,449
              Interest expense................................        3,041,457
                                                                   ------------
                  Net revenue.................................     $  2,854,992
                                                                   ============

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of our quarterly consolidated operating results for the years ended December 31, 2002 and 2001:

                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER
                                                  -------           -------          -------           -------

2002
----
Income Statement Data:
   Gross revenue..........................     $   4,301,811    $   4,492,094     $   4,546,031    $    4,463,439
   Gross profit...........................         3,699,981        3,782,563         3,858,890         4,051,157
   Total expenses.........................         3,722,574        4,623,273         3,977,059         5,397,248
   Loss from continuing operations........           (22,593)        (840,710)         (118,169)       (1,346,091)
   Other loss.............................            (6,096)         (18,106)           (4,137)           (4,003)
   Income tax benefit (expense)...........             3,338             (161)          (10,096)          376,358
   Net loss from continuing operations....           (25,351)        (858,977)         (132,402)         (973,736)
   Net gain on sale of operations.........                --               --                --           637,681
   Net income (loss) from discontinued operations     18,303           (4,938)             (158)           (6,236)
   Net loss...............................            (7,048)        (863,915)         (132,560)         (342,291)

Earnings Per Share:
   Basic loss per share...................     $       (0.00)   $        (0.30)   $       (0.05)   $        (0.12)
   Fully diluted loss per share...........             (0.00)            (0.30)           (0.05)            (0.12)

   Basic common shares outstanding at period end   2,877,634         2,858,972        2,858,972         2,844,246
   Fully diluted common shares outstanding at
     period end...........................         2,877,634        2,858,972         2,858,972         2,844,246

2001
----
Income Statement Data:
   Gross revenue..........................     $   4,279,753    $   4,314,093     $   4,363,286    $    4,265,640
   Gross profit...........................         3,649,898        3,486,575         3,705,097         3,776,046
   Total expenses.........................         4,102,247        4,202,234         4,586,866         4,399,699
   Loss from continuing operations........          (452,349)        (715,659)         (881,769)         (623,653)
   Other income (loss)....................           (32,547)          24,261            34,269            36,571
   Income tax benefit.....................           498,784          265,937           299,810         1,251,400
   Net income (loss) from continuing operations       13,888         (425,461)         (547,690)          664,318
   Net gain on sale of operations.........                --               --                --         2,847,708
   Net income from discontinued operations           188,768          118,791           260,888           247,263
   Net income (loss)......................           202,656         (306,670)         (286,802)        3,759,289

Earnings Per Share:
   Basic earnings (loss) per share........     $        0.07    $        (0.11)   $       (0.10)   $         1.31
   Fully diluted earnings (loss) per share              0.07             (0.11)           (0.10)             1.24

   Basic common shares outstanding at period end   2,880,028         2,880,028        2,880,028         2,877,634
   Fully diluted common shares outstanding at
     period end...........................         3,050,530         2,880,028        2,880,028         3,027,030

         Certain data presented above varies from the amounts previously reported in our quarterly reports filed with the SEC. We have adjusted certain previously reported amounts to reflect operations that have been discontinued since the respective filing date of each such quarterly report and to reflect certain income statement reclassifications.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         --------------------------------------------------------------
         FINANCIAL DISCLOSURES
         ---------------------

         Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

DIRECTORS

         The name, age, principal occupation or position, term of office and other directorships with respect to the directors of our company are set forth below.

         WEAVER H. GAINES, 59, has served as a director since 1993. Mr. Gaines also was a member of our board from 1990 to 1992. Since 1993, Mr. Gaines has been a director and the chairman for Ixion Biotechnology, Inc., a development-stage biotechnology company. Mr. Gaines also served as its chief executive officer from 1993 to December 2002. From 1985 until 1992, Mr. Gaines held various executive positions at the Mutual Life Insurance Company of New York, including executive vice president and general counsel, and was a member of its executive committee and was responsible for management of its investment services subsidiaries. Mr. Gaines' term as a Class III director of our company expires at the 2003 annual meeting. Mr. Gaines has been nominated for an additional three-year term.

         JOHN S. PENN, 51, has served as a director since September 1999. Mr. Penn also has served as our president since April 2000 and our chief executive officer since April 2002. Mr. Penn served as an executive vice president of our company from July 1999 to April 2000 and our chief operating officer from September 1999 to April 2002. Mr. Penn served as a director and executive vice president of Area Bancshares Corporation, a bank holding company located in Owensboro, Kentucky, from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky. Mr. Penn's term as a Class III director of our company expires at the 2003 annual meeting. Mr. Penn has been nominated for an additional three-year term.

         TIMOTHY L. ASHBURN, 52, has served as our chairman of the board since 1989. Mr. Ashburn also served as our president from November 1997 to April 2000 and our chief executive officer from 1989 to 1992 and from 1994 to April 2002. Mr. Ashburn has served as a member of the board of trustees of the Unified Series Trust since October 2002, the AmeriPrime Advisers Trust since November 2002 and the AmeriPrime Fund since December 2002. Mr. Ashburn also has served as the president of each such fund since October 2002. Mr. Ashburn was employed by Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of Cardinal Bancshares, a Kentucky bank holding company, for the two-year period from April 1992 through March 1994. Mr. Ashburn's term as a Class I director of our company expires at the 2004 annual meeting.

         ALICE T. KANE, 55, has served as a director of our company since March 2002. Ms. Kane currently serves as Chairman, Asset Management for Blaylock & Partners, L.P., an investment banking and securities brokerage firm. Ms. Kane has served as a member of the board of directors of Guess, Inc., an apparel manufacturer, since June 1998 and of Global Crossing Ltd., a telecommunications company, since April 2002. Ms. Kane also serves on Guess' and Global Crossing's audit and compensation committees. From June 1998 to December 2001, Ms. Kane served as president of American General Fund Group and chairman of VALIC Group

Annuity Funds with over $18 billion in assets under management. Ms. Kane joined American General Corporation as executive vice president of its investments advisory subsidiary, American General Investment Management L.P., in June 1998. American General Corporation was one of the nation's largest diversified financial organizations with assets of approximately $98 billion. Prior to joining American General Corporation, Ms. Kane served her entire financial services industry career at New York Life Insurance Company, which she joined in 1972. Up until her departure from New York Life, Ms. Kane was executive vice president and chief marketing officer after serving as executive vice president with responsibility for managing the company's asset management division from 1994 to 1997. Ms. Kane also was chairman of New York Life's MainStay Mutual Funds, and served as general counsel of New York Life from 1986 to 1995. Ms. Kane's term as a Class I director of our company expires at the 2004 annual meeting.

         PHILIP L. CONOVER, 56, has served as a director since July 2000. Since 1996, Mr. Conover has served as a private investor and financial consultant. Prior thereto, Mr. Conover served as an Adjunct Professor of Finance, University of South Florida (1994-96) and Managing Director, Federal Housing Finance Board, an independent federal regulatory agency (1990-94). From 1972 to 1990, Mr. Conover served in various capacities in the commercial banking industry, including president and chief executive officer of Trustcorp Bank of Indianapolis, vice president and manager of Bank One Indiana's Capital Markets Division and a member of the board of directors of Bank One Securities, Inc. Mr. Conover's term as a Class I director of our company expires at the 2005 annual meeting.

EXECUTIVE OFFICERS

         The name, age and position with respect to each of our executive officers are set forth below:

         TIMOTHY L. ASHBURN, 52, has served as our chairman of the board since 1989, as our chief executive officer from 1989 to 1992 and 1994 to April 2002, and as our president from November 1997 to April 2000. Mr. Ashburn was employed by Vine Street Trust Company, Lexington, Kentucky, a wholly owned subsidiary of Cardinal Bancshares, Inc., a Kentucky bank holding company, for the two-year period from April 1992 through March 1994. Mr. Ashburn also is a member of the executive committee of our board of directors.

         JOHN S. PENN, 51, has served as our president since April 2000, our chief executive officer since April 2002 and a director since September 1999. Mr. Penn also served as our chief operating officer from July 1999 to April 2002 and as an executive vice president from July 1999 to April 2000. Mr. Penn served as a director and executive vice president of Area Bancshares Corporation, a bank holding company located in Owensboro, Kentucky from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky. Mr. Penn also is a member of the executive and 401(k) investment oversight committees of our board of directors.

         THOMAS G. NAPURANO, 61, a certified public accountant and a certified management accountant, has served as our chief financial officer and an executive vice president since 1989. Mr. Napurano served as a member of our board of directors from 1989 to March 2002.

         CHARLES H. BINGER, 46, has served as an executive vice president and our general counsel since December 1999. Prior thereto, Mr. Binger was a partner in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

         ANTHONY J. GHOSTON, 43, has served as a senior vice president and our chief information officer since November 1997. Mr. Ghoston has been employed by us in various management positions since 1989.

        DAVID F. MORRIS, 41, has served as a senior vice president and our associate general counsel since December 1999. Prior thereto, Mr. Morris was an associate in the law firm of Thompson Coburn LLP, St. Louis, Missouri.

         DR. GREGORY W. KASTEN, 46, by virtue of his status as an executive officer of a principal subsidiary of our company, also is considered an "executive officer" of our company. Dr. Kasten has served as a director and the president and chief executive officer of Unified Trust Company, National Association since 2000, and of its predecessor, First Lexington Trust Company, from 1994 to 2000. Dr. Kasten served as a director of our company from 1997 to 2000. Dr. Kasten has been awarded certified financial planner and certified pension consultant designations and received a Master of Business Administration degree with an emphasis on finance and investment management. Dr. Kasten also received a medical degree but has retired from medical practice.

AUDIT COMMITTEE FINANCIAL EXPERT

        The current members of our audit, nominating and compensation committee are Mr. Weaver H. Gaines (chairman), Mr. Philip L. Conover and Ms. Alice T. Kane. Our board of directors has determined that Mr. Gaines, based upon his previous experience actively supervising the principal financial officer of Ixion Biotechnology, Inc., is an "audit committee financial expert" within the meaning of regulations of the Securities and Exchange Commission. Mr. Gaines is an "independent" director within the meaning of the listing standards of the Nasdaq.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than ten percent of our outstanding stock, file reports of ownership and changes in ownership with the Securities and Exchange Commission. To our knowledge, based solely on our review of such reports furnished to us and written representations that no other reports were required to be filed, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2002.

CODE OF ETHICS

         Our board of directors has adopted a code of ethics that applies to our chief executive officer and the chief executive officer of each of our subsidiaries and all professionals serving in a finance, accounting, treasury or tax role. A copy of the code of ethics is filed with the SEC as an exhibit to this report.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

COMPENSATION OF EXECUTIVE OFFICERS

       The following table sets forth the compensation in 2002, 2001 and 2000 of the individuals who served as our chief executive officer during 2002 and our four other most highly compensated executive officers in 2002. Mr. Ashburn served as our chief executive officer until April 2002 and continues to serve as our chairman. Mr. Penn has served as our chief executive officer since April 2002. Mr. Penn served as our president at all times during 2002.

                                                  SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                                                                             --------------------------
                                                Annual Compensation
                                      --------------------------------------   Restricted   Securities
                                                             Other Annual        Stock      Underlying       All Other
Name and Principal Position  Year     Salary($)   Bonus($)  Compensation($)(1)  Awards($) Options/SARs(#) Compensation($)
---------------------------  ----     ---------   --------  -----------------  ----------  -------------  ----------------

Timothy L. Ashburn(2)        2002     203,269           --          --             --            --           5,584(3)
   Chairman and Former Chief 2001     275,216           --          --             --            --           5,538
   Executive Officer         2000     280,288           --          --             --           500           6,262

John S. Penn(4)              2002     174,038           --          --             --            --           5,584(3)
   President and Chief       2001     225,216      150,000          --             --            --           5,538
   Executive Officer         2000     225,134           --          --             --           500           5,373

Dr. Gregory W. Kasten        2002     361,539           --          --             --            --           3,853(3)
   President and Chief       2001     530,146           --          --             --            --           3,980
   Executive Officer of      2000     619,249           --          --             --           500          13,185
   Unified Trust Company

Charles H. Binger            2002     265,604           --          --             --            --           5,584(3)
   Executive Vice President  2001     313,385       55,000          --             --            --           5,538
   and General Counsel       2000     245,197           --          --             --         3,125           5,357

Thomas G. Napurano           2002     174,230           --          --             --            --           5,311(3)
  Executive Vice President   2001     225,216           --          --             --            --           5,538
  and Chief Financial Officer2000     225,000           --          --             --           500          10,565

David F. Morris              2002     156,192           --          --             --            --           5,370(3)
   Senior Vice President and 2001     184,649       20,000          --             --            --           5,538
   Associate General Counsel 2000     159,807           --          --             --         2,000           4,881

   -------------------------

(1)   The named executive officers received certain perquisites in 2002, 2001 and 2000, the amount of which did not exceed the lesser of $50,000 or 10% of any such officer's salary or bonus.

(2)   Mr. Ashburn served as our chief executive officer until April 24, 2002.

(3) Includes the following in matching contributions to our Section 401(k) plan: $5,500 for Messrs. Ashburn, Penn and Binger; $3,769 for Dr. Kasten;
      $5,227 for Mr. Napurano; and $5,286 for Mr. Morris. Also includes $84 for premiums paid by us on a term life insurance policy for the benefit of the executive officer.

(4) Mr. Penn was elected chief executive officer of our company on April 24, 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         No stock options or stock appreciation rights were granted to the individuals named in the Summary Compensation Table in 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION/SAR
 VALUES

         The following table presents certain information concerning unexercised stock options held by the individuals named in the Summary Compensation Table at December 31, 2002. No options were exercised during fiscal year 2002 by such individuals.

                                     Shares for Which                         Value of Unexercised
                                Unexercised Options held at                 in-the-money Options/SARs
                                   December 31, 2002 (#)                          at FY-End ($) (1)
                                ---------------------------                 -------------------------
       Name                     Exercisable   Unexercisable                 Exercisable Unexercisable
       ----                     -----------   -------------                 ----------- -------------

Timothy L. Ashburn                  1,500            -                       $      -     $        -
John S. Penn                       16,000            -                              -              -
Gregory W. Kasten                   1,500            -                              -              -
Charles H. Binger                   3,125            -                              -              -
Thomas G. Napurano                  3,000            -                              -              -
David F. Morris                     2,000            -                              -              -

------------------
(1)  Based on the fair market  value of our common stock on December 31, 2002 of approximately  $16.50 per share, based upon the last independent  appraisal of our common stock.

COMPENSATION OF DIRECTORS

         During 2002, directors who were not otherwise employed by us were paid $2,500 per quarter, provided they attended at least one board meeting during such quarter. Additionally, directors who were not otherwise employed by us also received $500 per meeting for each meeting of standing committees of the board of directors that they attended. Directors also receive reimbursements for reasonable expenses related to attendance at such meetings and periodic option grants to acquire shares of our common stock. During 2002, each of the directors who was not otherwise employed by us was granted an option to acquire 2,250 shares of our common stock at a price of $16.50 per share.

         Beginning the second quarter of 2003, directors who are not otherwise employed by us will be paid $5,000 per quarter as a retainer fee. Additionally, they also will receive $500 per meeting for each meeting of the board and each standing committee meeting that they attend. Directors also will receive reimbursements for reasonable expenses at such meetings and periodic option grants to acquire shares of our common stock.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATORY ARRANGEMENTS

         Dr. Gregory W. Kasten has an employment agreement with Unified Trust Company, National Association, a subsidiary of our company, which agreement was entered into in connection with and as additional consideration for our acquisition of First Lexington Trust Company in 1997. The initial term of such agreement was a two-year period beginning on June 1, 1997, the effective date of the agreement. Commencing on the first anniversary of the effective date, and continuing at each anniversary date thereafter, the agreement will automatically renew for an additional year unless prior written notice is provided to Dr. Kasten. During the initial two-year term of such agreement, Dr. Kasten was paid an annual base salary of $500,000, which salary was increased to $600,000 in 2000. Effective June 1, 2001, Dr. Kasten voluntarily agreed to a reduction in his annual salary to $500,000. Effective March 17, 2002, Dr. Kasten voluntarily agreed to an additional reduction in his annual salary to $400,000. Effective

May 12, 2002, Dr. Kasten voluntarily agreed to an additional reduction in his annual salary to $300,000. Effective January 1, 2003, Dr. Kasten voluntarily agreed to an additional reduction in his annual salary to $275,000. During the term of the agreement, Dr. Kasten also is eligible to be awarded an incentive bonus on a basis commensurate with those provided to other peer executive officers.

         If we terminate Dr. Kasten's employment agreement during the term of his employment without "cause" (generally, willful failure to perform duties, willful misconduct injurious to us or a material breach of the agreement), or if Dr. Kasten terminates his employment with "good reason" (generally, the assignment of duties inconsistent with his position, a material diminution in authority or responsibilities, a reduction in any benefit specified in his employment agreement, or any material breach of the agreement by us), we will be required to pay annual non-compete payments to Dr. Kasten in an amount equal to $499,200 for a period of three years following the termination of Dr. Kasten's employment.

         Each of Mr. Charles H. Binger and Mr. David F. Morris also has an employment agreement with us. The term of such agreements is a minimum of five years, beginning on January 1, 2000, and will continue thereafter until a notice of termination of such agreement is delivered by us to such executive officers. The term of the agreements will continue for twelve months after the date of the notice, and such notice may not be delivered prior to the fourth anniversary of the agreement.

         Pursuant to the terms of their agreements, each of Mr. Binger and Mr. Morris is entitled to receive an annual increase in his base salary equal to fifteen and eight percent, respectively, plus the change in the consumer price index for the previous twelve-month period ending September 30. In addition, during the term of the agreements, Messrs. Binger and Morris are eligible to be awarded incentive bonuses on a basis commensurate with those provided to other peer executive officers of our company. Under the terms of their agreement, Mr. Binger and Mr. Morris were entitled to a base salary of $369,000 and $205,000, respectively, during 2002. Effective April 2002, each of Mr. Binger and Mr. Morris voluntarily agreed to a reduction in his annual salary to $250,000 and $150,000, respectively, for the remainder of 2002.

         If we terminate Mr. Binger's or Mr. Morris' employment agreement during the term of his employment without "cause" (generally, willful failure to perform duties or willful misconduct injurious to us), or if Mr. Binger or Mr. Morris terminates his employment with "good reason" (generally, the assignment of duties inconsistent with his position, a material diminution in authority or responsibilities, a reduction in any benefit specified in his employment agreement, any material breach of the agreement by us or a termination by Mr. Binger or Mr. Morris of his employment at any time within a period of three years after a change in control of our company), we would be required to pay salary continuation benefits to Mr. Binger and Mr. Morris, as the case may be, in an amount equal to the salary Mr. Binger and Mr. Morris, respectively, would have been paid through the remainder of the term of the agreement. In addition, except upon termination of Mr. Binger's or Mr. Morris' employment by us for "cause," by Mr. Binger or Mr. Morris without "good reason" or upon Mr. Binger's or Mr. Morris' death or disability, each of Mr. Binger and Mr. Morris would be entitled to receive certain non-compete payments following the termination of his employment agreement, which payments would be due within 90 days following the termination of his employment agreement and on each of the first and second anniversaries of the date of termination, each in an amount equal to his then-current annual base salary. The amount of such non-compete payments would be increased by one-half in the event of our termination of Mr. Binger or Mr. Morris without "cause" or by Mr. Binger or Mr. Morris with "good reason." If the receipt of benefits upon a change in control of our company subjects Mr. Binger or Mr. Morris to any Federal excise tax pursuant to the Internal Revenue Code, we also will be obligated to pay Mr. Binger and Mr. Morris an additional amount equal to the entire excise tax due.

         In the event we exercise our right to terminate Messrs. Binger's and Morris' employment agreements on the first date permitted under such agreements (December 31, 2004), we would be required to pay Messrs. Binger and Morris an aggregate of approximately $1,736,393 and $822,158, respectively, which amounts would be paid in three equal, annual installments, with the first installment due on or before January 31, 2005. The amount of such payments is based upon the following assumptions: an assumed two percent increase in the consumer price index for the year ending September 30, 2003; and that such payments are not paid as a result of a change in control of our company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

     The current members of the audit, nominating and compensation committee are Messrs. Gaines and Conover and Ms. Kane. Messrs. Gaines and Conover served on the committee at all times during 2002 while Ms. Kane joined the committee in March 2002. Mr. Gaines served as a director and the president of Unified Financial Securities, Inc., a subsidiary of our company, while such company was owned by MONYCO, INC. Mr. Gaines resigned such positions in June 1990 in connection with our acquisition of Unified Financial Securities, Inc. from MONYCO, INC.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          -------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

         The following table sets forth information regarding the amount of our common stock beneficially owned, as of March 31, 2003, by each of our directors, the executive officers named in the Summary Compensation Table, any person who is known by us to own beneficially more than 5% of our common stock and all our directors and executive officers as a group:

                                                                      NUMBER OF SHARES        PERCENT OF OUTSTANDING
                      NAME AND ADDRESS(1)                           BENEFICIALLY OWNED            COMMON STOCK
                      -------------------                           ------------------            ------------

Timothy L. Ashburn............................................           197,882 (2)(3)(4)             7.0 %
Dr. Gregory W. Kasten.........................................           403,775 (2)(3)(5)            14.3
John S. Penn..................................................            16,001 (3)                   0.6
Charles H. Binger.............................................           113,150 (3)                   4.0
Thomas G. Napurano............................................            96,724 (2)(3)                3.4
David F. Morris...............................................            49,925 (3)                   1.8
Weaver H. Gaines..............................................            36,600 (3)                   1.3
Philip L. Conover.............................................             2,750 (3)                    --
Alice T. Kane.................................................             2,250 (3)                    --
J. Robert Owens...............................................           192,615 (6)                   6.8
Kenneth D. Trumpfheller.......................................           410,000                      14.5
Directors and executive officers
   as a group (10 persons)....................................           942,679 (2)(3)(4)            32.9

-------------------


(1) Except as otherwise indicated, each individual has sole voting and investment power over the shares listed beside his or her name. The percentage calculations for beneficial ownership are based upon 2,829,246 shares of our common stock that were issued and outstanding as of March 31, 2003. The address for each person is 2424 Harrodsburg Road, Lexington, Kentucky 40503.

(2) Includes 5,214, 896, 5,935 and 15,230 shares of our common stock beneficially owned by Mr. Ashburn, Dr. Kasten, Mr. Napurano and all directors and executive officers as a group, respectively, and held by our equity participation plan. No person has voting power over such shares except Mr. Ashburn, who directs the vote as the plan's trustee. Each of Mr. Ashburn, Dr. Kasten, Mr. Napurano and all directors and executive officers as a group, may be deemed to be the beneficial owner(s) of the shares held by our equity participation plan because such holder(s) retain sole investment power over such shares.

(3)   Includes 1,500, 1,500, 16,000, 3,125, 3,000, 2,000, 3,750, 2,750, 2,250
      and 36,075 shares of our common stock that may be acquired by Messrs. Ashburn, Kasten, Penn, Binger, Napurano, Morris, Gaines and Conover, Ms. Kane and all directors and executive officers as a group, respectively, upon exercise of stock options granted by us pursuant to our 1998 Stock Incentive Plan.

(4) Includes 47,126 shares of our common stock of which Mr. Ashburn may be deemed to be the beneficial owner based upon his right to vote all shares held subject to our equity participation plan. Mr. Ashburn disclaims beneficial ownership of all shares held subject to our equity participation plan except 5,214 shares. Also includes 26,325 shares of our common stock that Mr. Ashburn has the right to vote pursuant to that certain Irrevocable Proxy dated February 8, 2002, which irrevocable proxy was granted in connection with a promissory note issued in favor of Mr. Ashburn. Mr. Ashburn does not have the power to dispose of such shares except upon default of the promissory note.

(5) Includes 869 shares of our common stock owned by Dr. Kasten's spouse, of which Dr. Kasten disclaims beneficial ownership.

(6) Includes 1,000 shares of our common stock that may be acquired by Mr. Owens upon exercise of stock options granted by us pursuant to our 1998 Stock Incentive Plan.

         The following schedule provides information, with respect to compensation plans, on equity securities (common shares) that were authorized for issuance as of December 31, 2002:

                                                                                                NUMBER OF SHARES
                                                                                             REMAINING AVAILABLE FOR
                                                                                              FUTURE ISSUANCE UNDER
                                                      NUMBER OF SHARES                         EQUITY COMPENSATION
                                                        TO BE ISSUED        WEIGHTED-AVERAGE    PLANS (EXCLUDING
                                                      UPON EXERCISE OF      EXERCISE PRICE OF  SHARES REFLECTED IN
                                                     OUTSTANDING OPTIONS   OUTSTANDING OPTIONS     COLUMN (a)
Plan Category                                                (a)                   (b)                 (c)
-------------                                        ------------------     ------------------    ----------------


Equity compensation plans approved by security
   holders.......................................               107,441    $         29.72               142,559
Equity compensation plans not approved by security
   holders.......................................                    --                 --                    --
                                                     ------------------    ---------------         -------------

Total............................................               107,441    $         29.72               142,559
                                                     ==================    ===============         =============

         Our stockholders have previously approved our compensation plan.

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         Dr. Gregory W. Kasten, the president of Unified Trust Company, National Association, a subsidiary of our company, is a 25% member in Cygnus, LLC, a Kentucky limited liability company that owns an office building in which Unified Trust Company, National Association leases space. During 2002 and 2001, Cygnus, LLC received payments of approximately $197,174 and $207,600, respectively, from us with respect to such lease.

         In April 2001, we entered into a management agreement with VSX Holdings, LLC whereby we provide consulting and development services to VSX Holdings, LLC. For the years ended December 31, 2002 and 2001, we received payments totaling $258,758 and $419,977, respectively, from VSX Holdings, LLC for such consulting and development services. Messrs. Timothy L. Ashburn, Thomas
G. Napurano, Charles H. Binger, Anthony J. Ghoston and David F. Morris (each an executive officer of our company) have an ownership interest in VSX Holdings, LLC. Please see note 16 to the audited, consolidated financial statements contained in this report for more information with respect to VSX Holdings, LLC.

         In December 2001, in connection with the sale of our insurance operations, we funded a $300,000 revolving line of credit for the benefit of John R. Owens, the former president of Equity Insurance Managers, Inc. and a greater than five percent stockholder of our company. The line of credit has a term of five years and bears interest at the rate of five percent per annum on the principal amount from time to time outstanding. The line of credit is secured by a pledge by Mr. Owens of 19,145 shares of common stock of our company. Under the documents executed in 2001, Mr. Owens, at any time, may surrender such shares in satisfaction of any amount due under the line of credit (any shares surrendered will be valued at a price of $20.00 per share). As of December 31, 2002, no amount was outstanding pursuant to such line of credit.

         The law firm of Thompson Coburn LLP, of which Messrs. Charles H. Binger and David F. Morris, our company's general counsel and associate general counsel, respectively, are "of counsel," provided legal services to us and our subsidiaries during 2002, and is providing legal services during 2003.

         Certain of our officers and directors and companies in which they have an ownership interest are customers of Unified Banking Company. All such customer transactions were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

Item 14.  Controls and Procedures
          -----------------------

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company's and our subsidiaries' management, including our company's chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation included a review of revised reconciliation procedures put in place following the discovery in the fourth quarter of 2002 of potential reconciliation losses in our mutual fund administration services operation. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART IV


Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

         (a) The following documents are filed as a part of this report:

             (1) Our Consolidated Financial Statements are included in Part II, Item 8:

                      Independent Auditors' Report
                      Consolidated Statements of Financial Condition Consolidated Statements of Operations
                      Consolidated Statements of Comprehensive Income Consolidated Statements of Cash Flows
                      Consolidated Statements of Changes in Stockholders' Equity Notes to Consolidated Financial Statements

             (2) Supplementary Consolidated Financial Statement Schedule as of
                 and for the years ended December 31, 2002, 2001 and 2000:

                 None.

                 All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

             (3) Exhibits.

                 See Exhibit Index on pages 77 to 79 hereto.

         (b) Reports on Form 8-K.

             We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 8th day of April 2003.

                                               UNIFIED FINANCIAL SERVICES, INC.
                                               (Registrant)


                                                By  /s/ John S. Penn
                                                --------------------------------
                                                John S. Penn, President and
                                                Chief Executive Officer


                                                By  /s/ Thomas G. Napurano
                                                --------------------------------
                                                Thomas G. Napurano,
                                                Executive Vice President and
                                                Chief Financial Officer



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

         Signature                         Title                        Date


/s/ Timothy L. Ashburn             Chairman of the Board           April 8, 2003
------------------------
Timothy L. Ashburn



/s/ John S. Penn                    President, Chief Executive     April 8, 2003
------------------------
John S. Penn                        Officer and Director

/s/ Philip L. Conover                Director                      April 8, 2003
------------------------
Philip L. Conover



/s/ Weaver H. Gaines                Director                       April 8, 2003
------------------------
Weaver H. Gaines



/s/ Alice T. Kane                   Director                       April 8, 2003
-------------------------
Alice T. Kane

                                  CERTIFICATION

I, John S. Penn, certify that:

         (1) I have reviewed this annual report on Form 10-K of Unified Financial Services, Inc.;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 8, 2003                                            /s/ John S. Penn
                                                         -----------------------
                                                         John S. Penn
                                                         President and
                                                         Chief Executive Officer

                                  CERTIFICATION

I, Thomas G. Napurano, certify that:

         (1) I have reviewed this annual report on Form 10-K of Unified Financial Services, Inc.;

         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 8, 2003                                            /s/ Thomas G. Napurano
                                                         -----------------------
                                                         Thomas G. Napurano
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

Ex. No.                            DESCRIPTION
                                   -----------

    3.1(a) Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 4.1(a) to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, is incorporated herein by reference.

    3.1(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999, is incorporated herein by reference.

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

   10.2 Tri-Party Agreement, dated June 18, 2002, among Health Financial, Inc., Unified Trust Company, National Association and Dr. Gregory W. Kasten, filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.*

   10.3 Amendment to Employment Agreement, dated January 1, 2003, by and between Dr. Gregory W. Kasten and Unified Trust Company, National Association, is filed herewith.*

   10.4 Employment Agreement, dated as of December 31, 1999, by and between the Company and Charles H. Binger, filed as Exhibit
                  10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

   10.5 Waiver of Provisions of Employment Agreement, dated May 15, 2002, between the Company and Charles H. Binger, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.*

   10.6 Employment Agreement, dated as of December 31, 1999, by and between the Company and David F. Morris, filed as Exhibit
                  10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

   10.7 Waiver of Provisions of Employment Agreement, dated May 15, 2002, between the Company and David F. Morris, filed as
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.*

   10.8 Employment Agreement, dated as of April 30, 2001, by and between Fiduciary Counsel, Inc. and Jack R. Orben, filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.*

   10.9 Amended and Restated Unified Financial Services, Inc. 1998 Stock Incentive Plan, filed as Annex A to the Company's Proxy Statement for the Company's 1999 Annual Meeting, is incorporated herein by reference.*

   10.10 First Amendment to Amended and Restated Unified Financial Services, Inc. 1998 Stock Incentive Plan, filed as Exhibit
                  10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.*

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

   10.12 Fourth Amendment to Loan Agreement and Amendment to Promissory Notes, dated September 1, 2001, by and among Bank One, Kentucky, N.A., Commonwealth Premium Finance Corporation, the Company, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc., filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.

   10.13 Line of Credit Note, dated July 22, 2002, by Commonwealth Premium Finance Corporation in favor of Bank One, Kentucky, NA, filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

   10.14 Continuing Guaranty, dated July 22, 2002, by the Company in favor of Bank One, Kentucky, NA, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

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

   14.1           Code of Ethics for Financial Professionals, is filed herewith.

   21.1           List of Subsidiaries, is filed herewith.

   23.1 Consent of Larry E. Nunn & Associates, LLC with respect to its report dated January 31, 2003 regarding the consolidated financial statements of the Company as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000, is filed herewith.

   24.1           Power of Attorney (included on signature page hereto).

   99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

   99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

---------------

* Management contract or compensatory plan or arrangement.