Form 10-Q
period 2003-03-31
UNIFIED FINANCIAL SERVICES INC
filed 2003-05-15
CIK 1033926

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2003
                               ------------------------------------------------



Commission file number                             0-22629
                       --------------------------------------------------------


                        UNIFIED FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                              35-1797759
-------------------------------------  --------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
          of incorporation or
             organization)

                              2424 HARRODSBURG ROAD
                            LEXINGTON, KENTUCKY 40503
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (859) 296-2016
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      |X| Yes   |_| No


         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).                |_| Yes   |X| No


                                                      Number of shares
            Title of class                     outstanding as of May 1, 2003
------------------------------------        -----------------------------------
    Common stock, $0.01 par value                         2,829,246

                        UNIFIED FINANCIAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX
                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition - March 31, 2003
         (Unaudited) and December 31, 2002 ....................................1

         Consolidated Statements of Operations (Unaudited) -Three Months Ended
         March 31, 2003 and 2002...............................................3

         Consolidated Statements of Comprehensive Income (Unaudited) -Three
         Months Ended March 31, 2003 and 2002..................................4

         Consolidated Statements of Cash Flow (Unaudited) - Three Months Ended
         March 31, 2003 and 2002...............................................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations................................................15

         Cautionary Statement Regarding Forward-Looking Statements............15

         General..............................................................15

         Comparison of Results for the Three Months Ended March 31, 2003 and
         2002.................................................................16

         Liquidity and Capital Resources......................................21

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............22

Item 4.  Controls and Procedures..............................................26

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................27

SIGNATURES....................................................................28

CERTIFICATION.................................................................29

EXHIBIT INDEX.................................................................33

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                     ------

                                                                              MARCH 31,             DECEMBER 31,
                                                                                2003                    2002
                                                                          --------------          ----------------
Current Assets
     Cash and cash equivalents (see note 12)...........................   $    5,998,868          $   4,564,949
     Due from banks....................................................        2,250,637              1,656,549
     Federal funds sold................................................               --              1,479,000
     Bond investments (see note 12)....................................       10,922,416             15,685,987
     Investment in securities and non-affiliated
       mutual funds....................................................          711,432                709,687
     Note receivable...................................................               --                800,000
     Loans (net of allowance for loan losses of $586,540
       for 2003 and $550,216 for 2002).................................       57,120,832             57,579,002
     Accounts receivable (net of allowance for
       doubtful accounts of $100,113 for 2003 and
       $68,715 for 2002)...............................................        2,810,043              2,607,547
     Receivables from premium financings...............................        3,179,156              2,960,344
     Prepaid and deposits..............................................          680,072                830,512
                                                                          --------------         --------------

         Total current assets..........................................       83,673,456             88,873,577
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated
       depreciation of $2,439,785 for 2003 and
       $2,308,646 for 2002)............................................        1,912,222              2,028,716
                                                                          --------------         --------------

         Total fixed assets............................................        1,912,222              2,028,716
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 10).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2003 and 2002) ....................................        1,006,061              1,006,061
     Other non-current assets..........................................          120,534                120,534
                                                                          --------------         --------------

         Total non-current assets......................................        1,127,605              1,127,605
                                                                           -------------         --------------

              TOTAL ASSETS.............................................   $   86,713,283          $  92,029,898
                                                                          ==============          =============

(Continued on next page)

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  2003                  2002
                                                                            ----------------      ----------------

Current Liabilities:
     Borrowed funds.....................................................      $  3,946,510         $   4,742,783
     Deposits (see note 12).............................................        63,565,867            67,277,222
     Accounts payable and accrued expenses..............................         1,581,179             1,766,741
     Accrued compensation and benefits..................................           529,897               491,334
     Payable to broker-dealers..........................................           107,890                79,962
     Income taxes payable...............................................           116,939               144,204
     Other liabilities..................................................         1,675,297             1,975,261
                                                                             -------------         -------------

         Total current liabilities......................................        71,523,579            76,477,507
                                                                             -------------         -------------

Long-Term Liabilities
     Other long-term liabilities........................................            57,570                57,570
                                                                             -------------         -------------
         Total long-term liabilities....................................            57,570                57,570
                                                                             -------------         -------------

              Total liabilities.........................................        71,581,149            76,535,077
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share (authorized shares - 20,000,000;
       issued and outstanding shares - 2,829,246 for
       2003 and 2,844,246 for 2002).....................................            32,793                32,943
     Additional paid-in capital.........................................        15,704,897            16,004,747
     Retained earnings..................................................        (1,104,863)           (1,114,514)
     Accumulated other comprehensive income.............................           499,307               571,645
                                                                             -------------         -------------
              Total stockholders' equity................................        15,132,134            15,494,821
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  86,713,283         $  92,029,898
                                                                             =============         =============


See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                     ----------------------------------
                                                                         2003                  2002
                                                                     -------------        -------------
REVENUE:
     Gross revenue (see note 8)...............................       $   4,213,795        $   4,329,307
                                                                     -------------        -------------
         Total gross revenue..................................           4,213,795            4,329,307
                                                                     -------------        -------------
COST OF SALES:
     Cost of sales (see note 8)...............................             375,704              601,829
                                                                     -------------        -------------
         Total cost of sales..................................             375,704              601,829
                                                                     -------------        -------------
GROSS PROFIT (see note 8).....................................           3,838,091            3,727,478
                                                                     -------------        -------------

EXPENSES:
     Employee compensation....................................           1,882,308            2,201,731
     Employee insurance and benefits..........................             348,061              398,330
     Commissions..............................................             268,101              279,746
     Data processing..........................................             223,072              156,666
     Mail and courier.........................................              36,515               38,663
     Telephone................................................              51,636               72,313
     Equipment rental and maintenance.........................              94,599              146,640
     Occupancy................................................             233,821              226,125
     Provision for depreciation and amortization..............             131,833               88,814
     Professional fees........................................              69,554               58,281
     Travel and entertainment.................................              65,413                1,663
     Interest.................................................                 698               (8,219)
     Errors expense...........................................              25,357             (169,013)
     Provision for bad debt...................................              45,340               28,209
     Provision for loan losses................................              36,000               30,000
     Business development costs...............................              13,500               36,900
     Insurance................................................             123,501               50,526
     Other operating expenses (see note 10)...................             164,303              112,696
                                                                     -------------        -------------
         Total expenses.......................................           3,813,612            3,750,071
                                                                     -------------        -------------

     Income (loss) from continuing operations.................              24,479              (22,593)
     Other loss...............................................              (4,528)              (6,095)
     Income tax benefit (expense).............................             (10,000)               3,338
                                                                     -------------        -------------

Net income (loss) from continuing operations..................               9,951              (25,350)

Income (loss) from discontinued operations (net of income
     taxes of $0 for 2003 and $8,338 for 2002) ...............                (300)              18,302
                                                                     -------------        -------------
Net income (loss).............................................       $       9,651        $      (7,048)
                                                                     =============        =============

Per share income (loss)
     Basic common shares outstanding..........................           2,829,246            2,877,634
     Net income (loss) - basic................................       $          --        $          --

     Fully diluted common shares outstanding
          (see note 11).......................................           2,829,246            2,877,634
     Net income (loss) - fully diluted........................       $          --        $          --

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)



                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                     ------------------------------
                                                                         2003              2002
                                                                     -------------    -------------

Net income (loss).............................................       $       9,651    $      (7,048)
Other comprehensive loss, net of tax
     Unrealized loss on securities, net of
         reclassification adjustment..........................             (72,338)         (59,118)
                                                                     -------------    -------------

Comprehensive loss............................................       $     (62,687)   $     (66,166)
                                                                     =============    =============

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                        -----------------------------------
                                                                            2003                 2002
                                                                        --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)..............................................     $       9,651        $      (7,048)
    Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
       Income tax payable, net of deferred tax.....................            10,000                4,955
       Provision for depreciation and amortization (see note 2)....           131,833               95,694
       Provision for loan losses...................................            36,000               30,000
       Provision for bad debt......................................            45,340               28,209
       Bond accretion..............................................            (7,957)              (7,959)
       Unrealized loss on securities...............................             4,528                3,863
       Loss on sale/disposal of securities.........................                --                2,232
       (Increase) decrease in operating assets:
          Receivables..............................................          (247,612)            (247,178)
          Receivables from premium financings......................          (219,036)            (347,774)
          Loan receivables, net of repayments......................           422,170           (8,542,885)
          Prepaid and sundry assets................................           150,440               24,888
          Notes receivable.........................................           800,000                   --
       Increase (decrease) in operating liabilities:
          Deposits.................................................        (3,711,355)           5,428,228
          Accounts payable and accrued expenses....................          (157,634)          (1,128,484)
          Accrued compensation and benefits........................            38,563             (123,580)
          Other liabilities........................................          (299,963)            (255,233)
                                                                        -------------        -------------
              Net cash used in operating activities................        (2,995,032)          (5,042,072)
                                                                        -------------        -------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of equipment..........................................           (15,339)             (32,503)
    Due from banks.................................................          (594,088)            (225,433)
    Bond investments...............................................         4,661,925           (6,040,671)
    Federal funds sold/(purchased).................................         1,479,000            4,468,000
    Borrowed funds.................................................          (796,273)           5,002,345
    Proceeds from sale of securities...............................                --                8,274
    Investment in securities and mutual funds......................            (6,274)             (53,770)
                                                                        -------------        -------------
              Net cash provided by investing activities............         4,728,951            3,126,242
                                                                        -------------        -------------

CASH FLOW FROM FINANCING ACTIVITIES
    Retirement of common stock.....................................          (300,000)                  --
    Proceeds from bank line of credit..............................                --              510,000
    Repayment of borrowings........................................                --             (322,255)
    Repayment of capital lease obligations.........................                --                 (140)
                                                                        -------------        -------------
              Net cash provided by (used in) financing activities..          (300,000)             187,605
                                                                        -------------        -------------
Net increase (decrease) in cash and cash equivalents...............         1,433,919           (1,728,225)
Cash and cash equivalents - beginning of year......................         4,564,949            8,844,482
                                                                        -------------        -------------
Cash and cash equivalents - end of period..........................     $   5,998,868        $   7,116,257
                                                                        =============        =============

See accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

              The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

              Financial Statement Presentation
              --------------------------------
              Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation.

              The provision for depreciation and amortization expense on our Consolidated Statements of Cash Flow includes depreciation and amortization from continuing and discontinued operations for the first quarter of 2002, but only from continuing operations for the first quarter of 2003. On our Consolidated Statements of Operations for the quarters ended March 31, 2003 and 2002, the provision for amortization and depreciation is for our continuing operations, and does not include a provision for discontinued operations for either quarter.

              Use of Estimates
              ----------------
              During 2002, we experienced operational issues with respect our mutual fund administrative services affiliate, which issues primarily are related to problems associated with our reconciliation of various accounts. In connection therewith, we established an $854,000

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              reserve, $454,000 of which is related to possible reconciliation losses and $400,000 of which is related to estimated costs to ascertain the extent and nature of such losses and to design control procedures and system enhancements to ensure that such reconciliation issues do not recur. During the first quarter of 2003, we expended $44,561 of the $400,000 reserve.

Note 3 -      OPTIONS

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

              As of March 31, 2003 and 2002, options to acquire 105,011 and 88,571 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 54,545 and 60,000 shares, respectively, of our common stock outside of such plan (see note 10).

              A summary of our outstanding stock options as of March 31, 2003 and 2002 is as follows:

                                                                                   MARCH 31,
                                                               ------------------------------------------------
                                                                        2003                      2002
                                                               ---------------------     ----------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                               SHARES         PRICE       SHARES        PRICE
                                                               ------         -----       ------        -----
              Options outstanding at beginning of year......   161,986       $38.24       149,396      $41.94
              Forfeitures...................................    (2,430)       16.78          (825)      37.27
              Options outstanding at end of period..........   159,556        38.56       148,571       41.97
              Options exercisable at end of period..........   159,222        38.56       143,701       45.04
              Options available for future grants...........   144,989          n/a       161,429         n/a

              As of March 31, 2003, 82,706 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

              We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

Note 3 -      OPTIONS (continued)

              income. Had we computed compensation costs for our stock options pursuant to Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the effect would have been immaterial for the quarters ended March 31, 2003 and 2002 (based upon the Black-Scholes option pricing model).

Note 4 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Rental expense for the quarters ended March 31, 2003 and 2002 were $233,821 and $226,125, respectively.

              At March 31, 2003, we were committed to minimal rental payments under certain noncancellable operating leases. As of March 31, 2003, the minimum future rental commitments for each of the succeeding five years subsequent to March 31, 2003 were as follows:

                          2004................................... $  846,360
                          2005...................................    831,059
                          2006...................................    680,858
                          2007...................................    613,241
                          2008...................................    488,664
                          Thereafter.............................    581,940
                                                                   ---------
                             Total...........................     $4,042,122
                                                                  ==========

Note 5 -      COMMITMENTS AND CONTINGENCIES

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

Note 6 -      REGULATORY REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of
              (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At March 31, 2003, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $156,788 and
              1.92 to 1, respectively.

              Unified Financial Securities is a fully disclosed broker-dealer. As a result, pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities is not required to segregate cash and/or securities for the benefit of its customers.

              Under the Office of Thrift Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

Note 6 -      REGULATORY REQUIREMENTS (continued)

              at least 4.0% of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0%. As of March 31, 2003, Unified Banking Company had a total risk-based capital ratio of 11.04%, a ratio of Tier 1 capital to risk-weighted assets of 10.13% and a ratio of Tier 1 capital to adjusted total assets of 8.31%.

              Unified Trust Company, National Association, a limited purpose national trust company, is chartered, regulated and examined by the Office of the Comptroller of the Currency. Unified Trust Company, NA also is a member of the Federal Reserve System. As a national trust company, the activities of Unified Trust Company, NA must comply with various statutory and regulatory requirements, including, among other things, the maintenance of adequate capital and the exercise of fiduciary powers. Currently, Unified Trust Company, NA is required to maintain a minimum of $2.0 million in capital, and may be required to maintain additional minimum capital as assets under management at the trust company increase. As of March 31, 2003, Unified Trust Company, NA had $2,237,344 in capital.

Note 7 -      FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at March 31, 2003 and 2002. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                  MARCH 31,
                                                          -------------------------------------------------------
                                                                      2003                         2002
                                                          --------------------------     ------------------------
                                                            CARRYING         FAIR         CARRYING         FAIR
                                                             AMOUNT          VALUE         AMOUNT          VALUE
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents............     $ 5,998.9      $  5,998.9     $  7,116.3     $ 7,116.3
                 Due from banks.......................       2,250.6         2,250.6        1,582.9       1,582.9
                 Bond investments.....................      10,922.4        10,922.4       17,333.6      17,333.6
                 Securities and mutual funds..........         711.4           711.4          594.4         594.4
                 Notes receivable.....................            --              --          800.0         800.0
                 Loans, net of allowance..............      57,120.8        57,120.8       52,218.5      52,218.5
                 Receivables (trade), net of allowance       2,810.0         2,810.0        3,482.3       3,482.3
                 Receivables from premium financings..       3,179.2         3,179.2        2,564.6       2,564.6
                 Prepaid and deposits.................         680.1           680.1          400.2         400.2
              Financial liabilities:
                 Current liabilities..................      71,523.6        71,523.6       72,133.4      72,133.4
                 Capital lease obligation.............          --              --              1.0           1.0

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------


Note 8 -      DISCLOSURES ABOUT REPORTING SEGMENTS

              We have five reportable operating segments: trust and retirement services; mutual fund administration services; banking; brokerage; and investment advisory services. In addition, we also report corporate as a separate segment.

              Our banking segment, which includes Unified Banking Company and Commonwealth Premium Finance Corporation, reports revenue partially in accordance with the AICPA Audit and Accounting Guide for Banks and Savings Institutions, which requires that banking revenue be reported net of interest expense, and partially in accordance with the AICPA Audit and Accounting Guide for Financial Institutions (other than banks and insurance companies), which treats the provision for loan losses as an operating expense. Pursuant to the AICPA guide for banks, banking revenue is presented net of the provision for loan losses. As a result, we report our provision for loan losses as an operating expense on our Statements of Operations. For the quarters ended March 31, 2003 and 2002, our banking operation recorded interest expense of $646,260 and $693,493, respectively. Our banking operation's provision for loan losses was $36,000 and $30,000 for the quarters ended March 31, 2003 and 2002, respectively. Additionally, pursuant to the AICPA guide for banks, banks typically do not report gross profit. However, for comparability among our operating segments, we have reported banking gross profit, which amount is equal to banking revenue for any given period.

              The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the three months ended March 31, 2003 and 2002:

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

Note 8 -      DISCLOSURES ABOUT REPORTING SEGMENTS (Continued)

                                                                                AS OF OR FOR THE
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                     ----------------------------------
                                                                         2003                 2002
                                                                     -------------        -------------
Revenue:
--------
     Trust and retirement.................................           $   1,254,435        $   1,328,421
     Mutual fund administration...........................               1,544,076            1,495,603
     Banking..............................................                 756,214              592,951
     Brokerage............................................                 262,336              496,289
     Investment advisory..................................                 371,127              415,930
     Corporate............................................                  25,607                  113
                                                                     -------------        -------------
          Total...........................................           $   4,213,795        $   4,329,307
                                                                     =============        =============

Gross profit:
-------------
     Trust and retirement.................................           $   1,254,435        $   1,328,421
     Mutual fund administration...........................               1,379,384            1,305,364
     Banking..............................................                 756,214              592,951
     Brokerage............................................                 117,900              148,196
     Investment advisory..................................                 304,551              352,433
     Corporate............................................                  25,607                  113
                                                                     -------------        -------------
          Total...........................................           $   3,838,091        $   3,727,478
                                                                     =============        =============

Total assets:
-------------
     Trust and retirement.................................           $   2,577,257        $   2,906,364
     Mutual fund administration...........................               2,416,535            2,344,652
     Banking..............................................              75,334,360           75,335,768
     Brokerage............................................                 440,506              582,653
     Investment advisory..................................               1,415,369            1,487,801
     Corporate............................................               4,529,256            6,982,644
                                                                     -------------        -------------
          Total...........................................           $  86,713,283        $  89,639,882
                                                                     =============        =============

Depreciation and amortization:
------------------------------
     Trust and retirement.................................           $      32,703        $      29,743
     Mutual fund administration...........................                  44,019               30,396
     Banking..............................................                  40,068               44,022
     Brokerage............................................                   1,011                1,283
     Investment advisory..................................                   2,697                5,057
     Corporate............................................                  11,335              (21,687)
                                                                     -------------        -------------
          Total...........................................           $     131,833        $      88,814
                                                                     =============        =============

Capital expenditures:
---------------------
     Trust and retirement.................................           $          --        $      21,775
     Mutual fund administration...........................                   9,268                5,651
     Banking..............................................                   6,071                   --
     Brokerage............................................                      --                   --
     Investment advisory..................................                      --                   --
     Corporate............................................                      --                5,077
                                                                     -------------        -------------
          Total...........................................           $      15,339        $      32,503
                                                                     =============        =============

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------


Note 9 -      BANKING SEGMENT STATEMENT OF FINANCIAL CONDITION AND OPERATIONS

              Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at March 31, 2003 and 2002 were the bank's total assets of $77,857,605 and $77,656,443, respectively, and total liabilities of $72,130,651 and $71,988,641, respectively. Total assets at March 31, 2003 and 2002 of Commonwealth Premium Finance Corporation were $3,186,074 and $2,732,675, respectively, and total liabilities were $1,911,548 and $1,555,974, respectively. As of such dates, certain components of Unified Banking Company's unconsolidated assets and liabilities were as follows:

                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                   2003            2002
                                                                                ----------      -----------

              Due from banks..............................................      $2,250,637      $ 1,582,916
              Investments in securities:
                US agency securities (excludes $4,109,319 for 2003 and
                   $4,906,979 for 2002, see note 12)......................      10,922,416        17,333,589
                FHLB stock................................................         513,900          250,000
              Loans:
                Real estate loans.........................................      35,567,645       33,651,888
                Commercial loans (excludes loan to subsidiary, Commonwealth
                      Premium Finance Corporation for $1,600,000 for 2003.      17,358,459       11,916,918
                Installment loans.........................................       4,760,710        7,081,937
                Other loans...............................................          20,558           27,718
                Allowance for loan losses.................................         586,540          460,000
              Bank deposits:
                Demand deposits (excludes $4,109,319 for 2003 and
                  $4,906,979 for 2002, see note 12).......................       6,578,475        7,293,492
                Official checks...........................................         259,412          371,512
                NOW accounts..............................................       1,987,494        2,801,389
                Money market accounts.....................................      10,124,940        9,053,842
                Savings accounts..........................................          69,002           77,094
                Time deposits.............................................      38,856,944       36,611,400
                Other interest-bearing deposits...........................       5,689,600        5,123,040
              Federal and borrowed funds..................................       3,946,510        5,437,345

              As discussed in Note 8, we report our results of operations in accordance with the AICPA guide for financial institutions (other than banks and insurance companies). If we reported our results of operations in accordance with the AICPA guide for banks, the results of operations for our banking segment for the quarters ended March 31, 2003 and 2002 would have been as follows:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                   2003            2002
                                                                                ----------      -----------

              Gross revenue (excludes intercompany revenue of $13,500
                for 2003 and $12,000 for 2002)............................      $1,402,474      $ 1,286,444
              Interest expense............................................         646,260          693,493
                                                                                ----------      -----------
                Net revenue...............................................         756,214          592,951
                        Operating expense.................................         629,024          644,269
                                                                                ----------      -----------
              Profit (loss) before income taxes...........................      $  127,190      $   (51,318)
                                                                                ==========      ===========


                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

Note 10 -     INVESTMENT IN AFFILIATE

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

              We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the three months ended March 31, 2003 and 2002, we received payments totaling $25,850 and $119,566, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations.

Note 11 -     INCOME (LOSS) PER SHARE OF STOCK

              Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares (outstanding stock options).

              Dilutive potential common shares included in the diluted income
              (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002
                             -----------------------

Note 11 -     INCOME (LOSS) PER SHARE OF STOCK (Continued)

              dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the quarters ended March 31, 2003 and 2002, all potential common shares were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share.

Note 12 -     RELATED PARTY TRANSACTION

              As of March 31, 2003, December 31, 2002 and March 31, 2002, $4,109,319, $1,799,220 and $4,906,979, respectively, were eliminated from both bond investments and deposits on our Consolidated Statements of Financial Condition, which amounts represented cash on deposit at our bank from various subsidiaries of our company. We also have eliminated in consolidation $1,600,000 outstanding as of March 31, 2003 under a line of credit from Unified Banking Company to Commonwealth Premium Finance Corporation.

Note 13 -     SALE OF INSURANCE OPERATIONS

               On December 17, 2001, we sold substantially all the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account, and is subject to possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement. Any funds remaining in the escrow account after June 16, 2003 (and which are not subject to a claim made by Arthur J. Gallagher & Co. before such date) will be released to us. As of December 31, 2001, we established a long-term liability of $800,000 related to the escrow. As of December 31, 2002, we believed there was a current potential for approximately $420,000 in claims against the escrow. Based thereupon, we recorded $280,000 as income related to the sale during the year ended December 31, 2002. As of March 31, 2003, we believed there remained a current potential for approximately $420,000 in claims against the escrow. Approximately $100,000 remained reserved for possible indemnification claims as of March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, securities or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. Although we believe our allowance for loan losses and our allowance for doubtful accounts are adequate, they may prove inadequate if one or more large borrowers or clients, or numerous smaller borrowers or clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our five business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management and under service, our ability to provide a high level of service satisfaction and manage costs, our ability to expand profit margins, our ability to achieve future growth and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those listed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

         Revenue for the quarter ended March 31, 2003 compared to the same quarter of 2002 decreased $115,512, or 2.7%, from $4,329,307 to $4,213,795. For such quarters, gross profit increased $110,613, or 3.0%.

         For the first quarter of 2003 compared to the same quarter of 2002, trust and retirement services revenue and gross profit declined $73,986, or 5.6%, due to a decline in trustee fees, which fees are tied to assets under management. During the first quarter of 2003, our trust and retirement operations added 24 new accounts, representing approximately $54.0 million in assets under management, but also lost seven accounts representing approximately $4.7 million in assets under management. As of March 31, 2003, our trust and retirement services operation had approximately $529.9 million in assets under management compared to $550.7 million as of March 31, 2002, a decline of approximately 3.8% between such dates. This decline primarily was due to the effect of the general decline in the financial markets during such 12-month period, partially offset by the addition of assets under management as a result of new client accounts and contributions made to existing client accounts.

         For such quarters, mutual fund administration services revenue increased $48,473, or 3.2%, and mutual fund administration services gross profit increased $74,020, or 5.7%, each primarily due to an increase in assets under service at such operation during mid-year 2002. As of March 31, 2003, we provided mutual fund administrative services to 30 mutual fund families consisting of approximately 180 portfolios and approximately $10.3 billion in assets under service, compared to 30 mutual fund families consisting of 142 portfolios and approximately $5.9 billion in mutual fund assets under service as of March 31, 2002. Approximately $2.65 billion of the increase in assets under service was added with our commencement of services for the Huntington Funds during June 2002. While our assets under service increased quarter to quarter, the mix of services (transfer agency, fund accounting and administrative services) that we provided to certain of our mutual fund clients changed. We recognize higher margins on administrative services and, to a lesser extent, fund accounting services compared to transfer agency services. Our pricing, in certain instances, also is dependent upon the number of shareholder accounts serviced. An omnibus account may represent a significant amount of assets under service, but would not generate as much in fees as an account with hundreds of shareholders but less assets under service. For the first quarter of 2003 compared to the first quarter of 2002, transfer agency revenues increased $87,854 while fund accounting and administration revenues declined $1,213 and $52,199, respectively.

         Banking revenue and gross profit (please see note 8 of the consolidated financial statements contained in this report) increased $163,263, or 27.5%, for the first quarter of 2003 compared to the first quarter of 2002, primarily due to a $103,000 increase in net interest income and a $16,000 increase in secondary market loan revenue at our bank. The increase in net interest income primarily was due to an increase in our bank's net interest margin, which increased from 1.86% for the first quarter of 2002 to 2.25% for the first quarter of 2003. Our premium finance company also experienced a $42,623 increase in revenue, primarily due to an increase in its loan volume.

         As of March 31, 2003, our banking operation's ratio of non-performing loans to total loans was 0.15%. At March 31, 2003, our non-performing loans totaled $87,000. We did not have any non-performing loans at March 31, 2002. We are working aggressively to collect all non-performing loans, but may be required to increase our provision for loan losses in future quarters if we are unsuccessful in collecting these loans, which could have a material effect on our results of operations.

         For the quarter ended March 31, 2003 compared to the same quarter of 2002, brokerage revenue declined $233,953, or 47.1%, and gross profit declined $30,296, or 20.4%. The declines in revenue and gross profit were, in large part, attributable to a $121,307, or 62.5%, decline in clearing revenue due to the termination of two clearing relationships. These two client relationships represented approximately $164,054 in revenue during the first quarter of 2002. However, clearing revenue from our remaining clients increased by $46,854. Also contributing to the declines was a $47,167 decline in investment management fees resulting from a lower trading volume from and lower asset levels at our trust and retirement services' Manager Resource program. Trail commission revenue also declined $21,538 as a result of lower asset levels attributable to the terminated relationships discussed above.

         For such quarters, investment advisory revenue and gross profit declined $44,803, or 10.8%, and $47,882, or 13.6%, respectively. Such declines primarily were due to the lower market value of assets under management at such operation. Assets under management at our investment advisory operation declined $140.2 million, or 39.6%, from $354.2 million at March 31, 2002 to $213.9 million at March 31, 2003. Of such decline, approximately $40.3 million, or 28.7%, was attributable to the transfer of the assets of the Liquid Green Money Market Fund to the Huntington Funds and approximately $27.3 million, or 19.8%, was attributable to the termination of such operation's relationship with one portfolio manager, which manager represented approximately $30,000 in revenue during the first quarter of 2002.

         For such quarters, corporate revenue and gross profit increased $25,494, primarily due to interest income received on a note receivable recorded in connection with the sale of our insurance operations during December 2001.

         Total expenses increased $63,541, or 1.7%, for the quarter ended March 31, 2003 compared to the same quarter of 2002. Employee compensation expense declined by $319,423, or 14.5%. This decline primarily was attributable to salary reductions taken by certain officers of our company during the first quarter of 2002, which reductions ranged from 20% to 40% of such officers' annualized salary, and a reduced employee workforce. Employee insurance and benefits expense declined $50,269, or 12.6%, primarily due to reduced staffing, partially offset by an increase in insurance premiums. Data processing expense increased $66,406, or 42.4%, primarily due to a $44,259 increase at our trust and retirement services operation due to its expanded usage of vendor products. Telephone costs declined $20,677, or 28.6%, primarily due to the elimination of our wide area network. Equipment rental and maintenance expense declined by $52,041, or 35.5%. During the first quarter of 2002, our mutual fund administration services operation and our trust and retirement services operation upgraded various software products, without any corresponding expenses for the first quarter of 2003. For such quarters, depreciation and amortization expense increased $43,019, or 48.4%. The depreciation and amortization expense recorded for the first quarter of 2003 is typical of our normal, recurring quarterly expense. The expense recorded for the first quarter of 2002 included a reversal of an accrual made during a previous quarter, which resulted in a reduced amortization and depreciation expense for the first quarter of 2002 compared to the same quarter of 2003. Travel and entertainment costs increased $63,750, or 3833.40%, primarily due to the reversal of a $35,720 accrual recorded during the first quarter of 2002 and increased travel by staff during the same quarter of 2003. Insurance expense increased $72,975, or 144.4%, primarily due to our purchase of expanded insurance coverages and due to increased insurance premiums charged for coverage due to the hardening of the insurance markets. For such quarters, errors expense increased $194,370, to an expense of $25,357 for the first quarter of 2003 from a credit of $169,013 for the same quarter of 2002, primarily due to a $190,000 recovery during 2002 from an insurance carrier with respect to a previously recorded loss at our mutual fund administration services operation. Our provision for bad debt increased $17,131, or 60.7%, due to management's assessment of the collectability of certain receivables. Our provision for loan losses increased $6,000, or 20.0%, for the quarter ended March 31, 2003 compared to the same quarter of 2002. Unified Banking Company is required by Federal law to maintain a reserve for possible loan losses based upon the size of and risks associated with the loan portfolio. Business development costs declined by $23,400, or 63.4%, due to a $10,000 decline in marketing expenses at our banking operation and a $13,400 reduction in costs at our trust operations. For such quarters, other operating expense increased $51,607, or 45.8%, primarily due to a $93,716 net decrease in the benefit received from VSX Holdings during the first quarter of 2003 compared to the first quarter of 2002. Removing the effect of the VSX Holdings expense reimbursement, the net decrease was $42,109.

         For the quarter ended March 31, 2003, we recorded net income from continuing operations of $9,951 compared to a $25,350 net loss for the same quarter of 2002. The $35,301 increase primarily was due to the increase in gross profit of $110,613, partially offset by the $63,541 increase in expenses. We recorded a $300 net loss from discontinued operations for the first quarter of 2003 compared to $18,302 in net income from discontinued operations for the same quarter of 2002.

         We recorded net income of $9,651, or basic and fully diluted income per share of $0.00, for the quarter ended March 31, 2003 compared to a net loss of $7,048, or basic and fully diluted loss per share of $0.00, for the same quarter of 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         GENERAL. Management's Discussion and Analysis of Financial Condition and Results of Operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Our significant accounting policies are described in note 2 to the consolidated financial statements contained in this report and in note 2 to the audited, consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carry values of assets and liabilities that are not readily apparent from other sources. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. However, we are not currently aware of any reasonable likely events or circumstances that would result in materially different results. Senior management has discussed the development, selection and disclosure of these policies and estimates with our company's independent auditor and the members of the audit, nominating and compensation committee of our board of directors. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements. This discussion should be read in conjunction with the audited, consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

         VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL. We review intangible assets and our operating assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and the appropriate discount methods. Such evaluations of impairment of long-lived assets, including goodwill, are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying value of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

         Critical estimates in valuing goodwill include, but are not limited to, those discussed above. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing implied value to its carry value. Based upon a third-party valuation as of December 31, 2002, we have determined that our recorded goodwill was not impaired during the quarter ended March 31, 2003. Impairment adjustments after adoption of the accounting rule, if any, are required to be recognized as operating expense when determined.

         ACCRUED LIABILITY FOR OPERATIONAL ISSUES. During 2002, we experienced operational issues at our mutual fund administration services affiliate, primarily relating to reconciliation issues. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses, which may or may not be recoverable, and $400,000 of which is related to estimated costs for professional fees, related travel and administration expenses to ascertain the nature and extent of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. Management's estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the first quarter of 2003, we expended $44,561 of the $400,000 reserve.

         Management is acutely aware of opportunities for enhanced controls at our mutual fund services administration operation. In fact, three initiatives are underway that should have a dramatic positive impact on quality. They are introduction of new systems, more front-end editing, and a personnel reorganization at such operation that will allow for additional management oversight in all operating areas.

         REVENUE RECOGNITION. Our trust and retirement services operation's revenue reflects a revenue sharing arrangement, as well as investment adviser fees earned by third party advisers, which are recorded on the accrual basis. The fees earned by the operation and paid to sub-advisers are based on established fee schedules and contracts. Generally, fees paid to our trust and retirement services operation by the various mutual funds in which client assets are invested are used to offset the fees due from the client. In the event such fees do not cover all fees due to our operation, the remainder is collected from the client. In the event such fees exceed the fees due, a credit is given to the client. Revenue is recorded as it is earned each month based upon assets under management times a stated fee schedule. Historically, we have experienced very low levels of deviation from recorded estimates, and we assume the estimates are reasonable.

         INVESTMENT SECURITIES AVAILABLE-FOR-SALE AT UNIFIED BANKING COMPANY. Securities expected to be held for an indefinite period of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of estimated income taxes. Substantially all of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, liquidity and asset/liability management strategies. At March 31, 2003, we reported other comprehensive income of $499,307. The net change during the first quarter of 2003 from December 31, 2002 was a decline of $72,338.

         ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOAN LOSSES. We evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our customer accounts and, in the event we become aware of a specific customer's inability to meet its financial obligations to us (such as in the case of bankruptcy filings or deterioration in the client's financial position or operating results), we record a reserve for bad debt or loan loss to reduce the related receivable to an amount we reasonably believe is collectible. We also record reserves for loan losses for clients based on requirements of the Office of Trust Supervision, which requires an allowance based upon a specific percentage of loans outstanding. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

         TAXES ON EARNINGS. Our effective tax rate is low because of our federal income tax net operating loss carryforwards. We record the tax benefit of the net operating loss when realized.

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, as well as cash generated through our private placements in 1998 and 1999. We also received $800,000 and $8.4 million in cash for the quarter ended March 31, 2003 and the year ended December 31, 2001, respectively, in connection with the sale of the assets of our insurance subsidiaries in 2001.

         The net increase in cash and cash equivalents at March 31, 2003 from December 31, 2002 was $1,433,919. Of such increase, $1,330,435 was related to cash provided by bond investment of $4,661,925, federal funds sold of $1,479,000 and customer loans of $422,170, partially offset by cash decreases due to lower customer deposits of $3,711,355, borrowed funds of $796,273, interest receivable on loans of $130,944 and higher due from banks of $594,088. Capital expenditures accounted for a $15,339 usage of cash. Additionally, retirement of common stock resulted in a usage of cash of $300,000. For the quarter ended March 31, 2003, and excluding the activities of Unified Banking Company, net cash provided by operating activities was $418,823. Of this inflow, we received $800,000 in cash from the note receivable recorded in connection with the sale of the assets of our insurance subsidiaries in 2001. In addition, $213,133 relates to our provisions for depreciation, loan loss and bad debts partially offset by the outflow of $604,298 in working capital. We also received $25,850 from VSX Holdings, LLC during the first quarter of 2003 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         With respect to our banking operation, long-term liquidity is a function of the core deposit base and an adequate capital base. Our banking operation is committed to growth of its core deposit base and maintenance of its capital base. The growth of the deposit base is internally generated through product pricing and product development.

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. The securities portfolio provides stable long-term earnings as well as serving as a primary source of liquidity. The designation of securities as available-for-sale or held-to-maturity does not impact the portfolio as a source of liquidity due to the ability to enter into repurchase agreements using those securities. We anticipate continued loan demand in our market area. We have utilized, and expect to continue to utilize, Federal Home Loan Bank borrowings to fund a portion of future loan growth. We continue to emphasize growth in stable core deposits while utilizing the Federal Home Loan Bank and Federal funds purchased as necessary to balance liquidity and cost effectiveness. We closely monitor our level of liquidity to meet expected future needs.

         In February 2002, Unified Banking Company borrowed approximately $5.0 million in ten- to 15-year fixed rate amortizing advances from the Federal Home Loan Bank, which proceeds were invested in 15- to 20-year FNMA mortgage backed securities. The interest spread between these assets and liabilities is approximately 1.25%.

         CAPITAL RESOURCES. Total stockholders' equity was $15,132,134 at March 31, 2003 compared to $15,494,821 at December 31, 2002. The decline in total equity was due to the retirement of common stock and our comprehensive loss, partially offset by our net income. We had no material commitments for capital expenditures as of March 31, 2003.

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

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of March 31, 2003:

                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2   2 TO 3  3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------

RATE SENSITIVE ASSETS
   Securities.................
     U.S. agencies............ $     --  $   631  $  609   $ 584  $1,593  $ 1,317  $ 1,063  $  6,155  $  453  $ 1,871  $ 14,276
     FHLB stock...............      514       --      --      --      --       --       --        --      --       --       514
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Total securities.......      514      631     609     584   1,593    1,317    1,063     6,155     453    1,871    14,790
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Loans
     Commercial
       Fixed..................       --      116     305      64     174      185      167     2,973     397        7     4,389
       Variable...............   14,569       --      --      --      --       --       --        --      --       --    14,569
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total commercial.....   14,569      116     305      64     174      185      167     2,973     397        7    18,958
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Real Estate
       Commercial
         Fixed................       --      260      35     180     475      843      337     4,884      --       --     7,013
         Variable.............    2,846       --      --      --      --       --       --        --      --       --     2,846
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total commercial...    2,846      260      35     180     475      843      337     4,884      --       --     9,859
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Residential
         Fixed................       --      620      97      96     508      265      739     5,380     907      201     8,813
         Variable.............    5,054       --      --      --      --       --       --        --      --       --     5,054
         Other................       --      445      25       6      17       17       18       709      11       30     1,278
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total residential..    5,054    1,065     122     102     525      282      757     6,089     918      231    15,145
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
              Total real estate   7,900    1,325     157     282   1,000    1,125    1,094    10,973     918      231    25,004
                                -------   ------   -----  ------ -------  ------- --------    ------ ------- -------- ---------
     Construction
       Fixed..................       --        1       1       1       3        3        3        37       8       14        70
       Variable...............    2,398       --      --      --      --       --       --        --      --       --     2,398
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total construction...    2,398        1       1       1       3        3        3        37       8       14     2,468
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Personal
       Home equity loans......    8,131       --      --      --      --       --       --        --      --       --     8,131
       Installment loans......       --    1,067     266     158     606      103      141     1,085      24        3     3,454
       Cash reserve loan......        3       --      --      --      --       --       --        --      --       --         3
       Personal open end
         letters of credit....    1,277       --      --      --      --       --       --        --      --       --     1,277
       Loans secured by
         deposits.............       --       --      --      --      11        1       15         3      --       --        30
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total personal.......    9,411    1,067     266     159     617      104      155     1,088      24        3    12,895
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Total loans................   34,278    2,509     729     505   1,794    1,417    1,420    15,071   1,347      255    59,325
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     TOTAL RATE
       SENSITIVE ASSETS....... $ 34,792  $ 3,140  $1,338  $1,089  $3,387  $ 2,734  $ 2,481  $ 21,227  $1,801  $ 2,126  $ 74,114
                               ========  =======  ======  ======  ======  =======  =======  ========  ======  =======  ========

                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS  MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------  ------   ------  ------   ------   ------   ------   ------   ------

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............. $  1,988 $     -- $    -- $     -- $     -- $     -- $     -- $    --  $    -- $     -- $  1,988
       Money market accounts
       Market rate accounts...    4,589       --      --       --       --       --       --      --       --       --    4,589
       Business market rate
         accounts.............    1,600       --      --       --       --       --       --      --       --       --    1,600
       Special personal
         MMDA.................      738       --      --       --       --       --       --      --       --       --      738
       Special business
         MMDA.................    3,198       --      --       --       --       --       --      --       --       --    3,198
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total money market
           accounts...........   10,125       --      --       --       --       --       --      --       --       --   10,125
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Savings accounts.........       69       --      --       --       --       --       --      --       --       --       69
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Time deposits
       CD's > 100K............       --      976     532      763    2,199    2,282    2,839   6,557       --      114   16,262
       CD's < 100K............       --      740     499    1,038    2,452    2,459    5,123  10,208        1      124   22,595
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total time deposits..       --    1,716     981    1,801    4,651    4,741    7,962  16,765        1      238   38,857
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Individual retirement
         accounts.............       --       28     172       10       70       95      279   4,993       --       41    5,689
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total interest
           bearing deposits...   12,182    1,744   1,153    1,811    4,721    4,836    8,241  21,758        1      279   56,728
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Borrowed funds
       Repurchase agreements.        --        9      --       --       --       --       --      --       --       --        9
       FHLB borrowings........       --       27      25       25       75       75      594   1,688      105    1,324    3,938
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total borrowed funds.       --       36      25       25       75       75      594   1,688      105    1,324    3,947
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
   TOTAL RATE
       SENSITIVE LIABILITIES.. $ 12,182 $  1,781 $ 1,179 $  1,837 $  4,795 $  4,910 $  8,834 $23,447  $   106 $  1,604 $ 60,675
                               ======== ======== ======= ======== ======== ======== ======== =======  ======= ======== ========

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 34,792 $  3,140 $ 1,338 $  1,089 $  3,387 $  2,734 $  2,481 $21,226  $ 1,801 $  2,126
   Total rate sensitive
      liabilities.............   12,182    1,781   1,179    1,837    4,795    4,910   8,834   23,447      106    1,604
   Gap........................   22,610    1,359     159     (748)  (1,408)  (2,176) (6,353)  (2,221)   1,695      522
   RSA/RSL....................     2.86x    1.76x   1.13x    0.59x    0.71x    0.56x   0.28x    0.91x   16.99x    1.33x
   RSA/assets.................     0.45     0.04    0.02     0.01     0.04     0.04    0.03     0.27     0.02     0.03
   RSL/assets.................     0.16     0.02    0.02     0.02     0.06     0.06    0.11     0.30     0.00     0.02
   Gap/assets.................    29.04%    1.75%   0.20%   -0.96%   -1.81%   -2.79%  -8.16%   -2.85%    2.18%    0.67%
   Gap/RSA....................    64.99    43.28   11.88   -68.69   -41.57   -79.59 -256.07   -10.46    94.11    24.55
CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 34,792 $ 37,932 $39,270  $40,359 $ 43,746 $ 46,480 $ 48,961 $70,187 $ 71,988 $ 74,114
   Total rate sensitive
       liabilities............   12,182   13,963  15,142   16,979   21,774   26,684  35,518   58,965   59,071   60,675
   Gap........................   22,610   23,969  24,128   23,380   21,972   19,796  13,443   11,222   12,917   13,439
   RSA/RSL....................     2.86x    2.72x   2.59x    2.38x    2.01x    1.74x   1.38x    1.19x    1.22x    1.22x
   RSA/assets.................     0.45     0.49    0.50     0.52     0.56     0.60    0.63     0.90     0.92     0.95
   RSL/assets.................     0.16     0.18    0.19     0.22     0.28     0.34    0.46     0.76     0.76     0.78
   Gap/assets.................    29.04%   30.79%  30.99%   30.03%   28.22%   25.43%  17.27%   14.41%   16.59%   17.26%
   Gap/RSA....................    64.99    63.19   61.44    57.93    50.23    42.59   27.46    15.99    17.94    18.13

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

                 BASIS POINT                                       PERCENTAGE CHANGE IN
                                                 ------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                     ----------------                   ----------------

                    -300                              -21.18                               -4.89
                    -200                              -12.89                              -11.36
                    -100                               -6.22                               -5.34
                       0                                0.00                                0.00
                     100                                6.34                                0.31
                     200                               12.42                               -1.33
                     300                               18.19                               -3.57


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

ITEM 4.       CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our company's and our subsidiaries' management, including our company's president and chief executive officer along with our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation included a review of revised procedures put in place at our mutual fund services administration operation following the discovery in the fourth quarter of 2002 of potential reconciliation losses at such operation. Based upon that evaluation, our president and chief executive officer along with our chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

         PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

             We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNIFIED FINANCIAL SERVICES, INC.
                              (Registrant)



Dated:  May 8, 2003            By:    /s/ John S. Penn
                               -----------------------------------------------
                               John S. Penn,
                               President and Chief Executive Officer



Dated:  May 8, 2003            By:    /s/ Thomas G. Napurano
                               -----------------------------------------------
                               Thomas G. Napurano,
                               Executive Vice President and
                               Chief Financial Officer

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

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




May 8, 2003                       /s/ John S. Penn
                                  --------------------------------------------
                                  John S. Penn
                                  President and Chief Executive Officer

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

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




May 8, 2003                    /s/ Thomas G. Napurano
                               -----------------------------------------------
                               Thomas G. Napurano
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