Form 10-Q
period 2003-07-31
UNIFIED FINANCIAL SERVICES INC
filed 2003-08-08
CIK 1033926

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  JUNE 30, 2003
                               -----------------------------------------------



Commission file number                          0-22629
                       -------------------------------------------------------


                        UNIFIED FINANCIAL SERVICES, INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                 35-1797759
------------------------------------      ------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
        of incorporation or
            organization)

                              2424 HARRODSBURG ROAD
                            LEXINGTON, KENTUCKY 40503
------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (859) 296-2016
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


                                                     Number of shares
             Title of class                 outstanding as of August 4, 2003
--------------------------------------    ------------------------------------
     Common stock, $0.01 par value                      2,829,117

                        UNIFIED FINANCIAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX
                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Statements of Financial Condition - June 30, 2003
             (Unaudited) and December 31, 2002.................................1

             Consolidated Statements of Operations (Unaudited) - Six and Three
             Months Ended June 30, 2003 and 2002...............................3

             Consolidated Statements of Comprehensive Income (Unaudited) - Six
             and Three Months Ended June 30, 2003 and 2002.....................4

             Consolidated Statements of Cash Flow (Unaudited) - Six Months
             Ended June 30, 2003 and 2002......................................5

             Notes to Consolidated Financial Statements........................6

     Item 2. Management's  Discussion  and Analysis of Financial  Condition and
             Results of Operations............................................16

             Cautionary Statement Regarding Forward-Looking Statements........16

             General..........................................................16

             Comparison of Results for the Six Months Ended June 30, 2003
             and 2002.........................................................17

             Comparison of Results for the Three Months Ended June 30, 2003
             and 2002.........................................................19

             Liquidity and Capital Resources..................................23

     Item 3. Quantitative and Qualitative Disclosure About Market Risk........24

     Item 4. Controls and Procedures..........................................28

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K.................................29

SIGNATURES....................................................................30

CERTIFICATION.................................................................31

EXHIBIT INDEX.................................................................35

PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS
                                                       ------

                                                                              JUNE 30,              DECEMBER 31,
                                                                                2003                    2002
                                                                          --------------          ----------------
Current Assets
     Cash and cash equivalents (see note 12)...........................   $    5,598,217          $   4,564,949
     Due from banks....................................................        1,734,835              1,656,549
     Federal funds sold................................................        5,977,000              1,479,000
     Bond investments (see note 12)....................................       10,239,945             15,685,987
     Investment in securities and non-affiliated mutual funds..........          727,250                709,687
     Note receivable...................................................               --                800,000
     Loans (net of allowance for loan losses of $622,864
       for 2003 and $550,216 for 2002).................................       55,790,324             57,579,002
     Accounts receivable (net of allowance for doubtful accounts
       of $72,781 for 2003 and $68,715 for 2002).......................        2,388,984              2,607,547
     Receivables from premium financings...............................        3,499,011              2,960,344
     Prepaid and deposits..............................................          366,057                830,512
     Deferred income tax benefit.......................................          338,350                     --
                                                                          --------------         --------------

         Total current assets..........................................       86,659,973             88,873,577
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated depreciation
       of $2,564,723 for 2003 and $2,308,646 for 2002).................        1,809,822              2,028,716
                                                                          --------------         --------------

         Total fixed assets............................................        1,809,822              2,028,716
                                                                          --------------         --------------

Non-Current Assets
     Investment in affiliate (see note 10).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2003 and 2002) ....................................        1,006,061              1,006,061
     Other non-current assets..........................................          112,060                120,534
                                                                          --------------         --------------

         Total non-current assets......................................        1,119,131              1,127,605
                                                                          --------------         --------------

              TOTAL ASSETS.............................................   $   89,588,926          $  92,029,898
                                                                          ==============          =============

(Continued on next page)

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  2003                  2002
                                                                            ----------------      ----------------

Current Liabilities:
     Borrowed funds.....................................................     $   3,872,233         $   4,742,783
     Deposits (see note 12).............................................        67,309,323            67,277,222
     Accounts payable and accrued expenses..............................         1,343,387             1,766,741
     Accrued compensation and benefits..................................           406,526               491,334
     Payable to broker-dealers..........................................            42,727                79,962
     Income taxes payable...............................................            88,924               144,204
     Other liabilities..................................................         1,438,551             1,975,261
                                                                             -------------         -------------

         Total current liabilities......................................        74,501,671            76,477,507
                                                                             -------------         -------------

Long-Term Liabilities
     Other long-term liabilities........................................            70,501                57,570
                                                                             -------------         -------------
         Total long-term liabilities....................................            70,501                57,570
                                                                             -------------         -------------

              Total liabilities.........................................        74,572,172            76,535,077
                                                                             -------------         -------------

Commitments and Contingencies...........................................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share (authorized shares - 20,000,000;
       issued and outstanding shares - 2,829,117 for
       2003 and 2,844,246 for 2002).....................................            32,791                32,943
     Additional paid-in capital.........................................        15,703,815            16,004,747
     Retained earnings..................................................        (1,107,327)           (1,114,514)
     Accumulated other comprehensive income.............................           387,475               571,645
                                                                             -------------         -------------
              Total stockholders' equity................................        15,016,754            15,494,821
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  89,588,926         $  92,029,898
                                                                             =============         =============


See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                              -------------------------------     ------------------------------
                                                   2003              2002             2003              2002
                                              --------------    -------------     -------------    -------------
REVENUE:
   Gross revenue (see note 9)...............   $   7,036,025    $   7,755,145     $   3,399,274    $    3,882,241
                                               -------------    -------------     -------------    --------------
     Total gross revenue....................       7,036,025        7,755,145         3,399,274         3,882,241
                                               -------------    -------------     -------------    --------------
COST OF SALES:
   Cost of sales (see note 9)...............       1,073,163        1,805,741           479,961           982,068
                                               -------------    -------------     -------------    --------------
     Total cost of sales....................       1,073,163        1,805,741           479,961           982,068
                                               -------------    -------------     -------------    --------------
GROSS PROFIT (see note 9)...................       5,962,862        5,949,404         2,919,313         2,900,173
                                               -------------    -------------     -------------    --------------

EXPENSES:
   Employee compensation....................       3,392,909        3,887,554         1,720,139         1,892,514
   Employee insurance and benefits..........         588,808          651,200           291,246           295,696
   Data processing..........................         404,007          286,284           214,532           156,917
   Mail and courier.........................          52,301           65,124            27,038            35,200
   Telephone................................          88,027          127,425            43,872            61,552
   Equipment rental and maintenance.........         186,041          211,258           103,522            82,203
   Occupancy................................         416,708          402,194           216,601           209,783
   Provision for depreciation and
     amortization (see note 2)..............         182,648          144,454            88,511            97,290
   Professional fees........................         256,572          282,846           193,725           245,822
   Travel and entertainment.................          83,587           78,431            18,664            77,045
   Interest.................................           1,396           (7,697)              698               522
   Errors expense...........................         (75,466)        (137,245)         (100,823)           31,768
   Provision for bad debt...................         113,385           31,407            68,045             3,198
   Business development costs...............              --           11,250           (12,000)          (25,400)
   Insurance................................         194,984          101,916            81,197            57,240
   Other operating expenses (see note 10)...         275,525          150,840           161,699            92,507
                                               -------------    -------------     -------------    --------------
     Total expenses.........................       6,161,432        6,287,241         3,116,666         3,313,857
                                               -------------    -------------     -------------    --------------

   Loss from continuing operations..........        (198,570)        (337,837)         (197,353)         (413,684)
   Other income (loss)......................           5,991          (24,202)           10,519           (18,107)
   Income tax benefit (expense).............          43,930            3,177            53,930            (1,935)
                                               -------------    -------------     -------------    --------------

Net loss from continuing operations.........        (148,649)        (358,862)         (132,904)         (433,726)
Gain on sale of operations (net of income
   taxes of  $63,930, $0, $63,930 and
   $0, respectively)........................          93,534               --            93,534               --
Income (loss) from discontinued operations
   (net of income taxes of $0, $8,177,
   $0 and $(1,935), respectively)...........          62,301         (512,101)           36,905          (430,189)
                                               -------------    -------------     -------------    --------------
Net income (loss)...........................   $       7,186    $    (870,963)    $      (2,465)   $     (863,915)
                                               =============    =============     =============    ==============

Per share income (loss)
   Basic common shares outstanding..........       2,829,117        2,858,972         2,829,117         2,858,972
   Net income (loss) - basic................   $          --    $       (0.30)    $          --    $       (0.30)

   Fully diluted common shares outstanding
      (see note 11).........................       2,829,117        2,858,972         2,829,117         2,858,972
   Net income (loss) - fully diluted........   $          --    $       (0.30)    $          --    $       (0.30)

   See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                      SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                              -------------------------------     ------------------------------
                                                   2003              2002             2003              2002
                                              --------------    -------------     -------------    -------------

Net income (loss)...........................   $       7,186    $    (870,963)    $      (2,465)   $     (863,915)
Other comprehensive income (loss), net of tax
   Unrealized loss on securities, net of
     reclassification adjustment............        (184,170)         151,134          (111,832)          210,252
                                               -------------    -------------     -------------    --------------

Comprehensive loss..........................   $    (176,984)   $    (719,829)    $    (114,297)   $     (653,663)
                                               =============    =============     =============    ==============

See accompanying notes.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                        -----------------------------------
                                                                            2003                 2002
                                                                        --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)..............................................     $       7,186        $    (870,963)
    Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
       Income tax payable, net of deferred tax.....................          (298,755)               4,671
       Provision for depreciation and amortization (see note 2)....           256,829              221,523
       Provision for loan losses...................................            72,000              544,403
       Provision for bad debt......................................           112,385               33,352
       Bond accretion..............................................           (14,044)             (13,315)
       Unrealized (gain)/loss on securities........................            (6,102)              10,603
       Loss on disposal of fixed assets............................               111               13,599
       (Increase) decrease in operating assets:
          Receivables..............................................           106,180             (340,949)
          Receivables from premium financings......................          (538,667)            (647,618)
          Loan receivables, net of repayments......................         1,716,678          (13,834,058)
          Prepaid and sundry assets................................           485,859              172,523
          Notes receivable.........................................           800,000                   --
       Increase (decrease) in operating liabilities:
          Deposits.................................................            32,101           10,074,008
          Accounts payable and accrued expenses....................          (460,589)          (1,192,327)
          Accrued compensation and benefits........................           (84,808)            (216,760)
          Other liabilities........................................          (536,708)            (305,440)
                                                                        -------------        -------------
              Net cash provide by (used in) operating activities...         1,649,656           (6,346,748)
                                                                        -------------        -------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of equipment..........................................           (38,047)            (132,233)
    Due from banks.................................................           (78,287)             (62,442)
    Bond investments...............................................         5,181,041           (4,438,789)
    Federal funds sold/(purchased).................................        (4,498,000)           3,592,000
    Securities sold/purchased under agreement to repurchase........                --              163,500
    Borrowed funds.................................................          (870,550)           4,888,763
    Proceeds from sale of securities...............................                --              234,556
    Investment in securities and mutual funds......................           (11,461)            (303,910)
                                                                        -------------        -------------
              Net cash provided by (used in) investing activities..          (315,304)           3,941,445
                                                                        -------------        -------------

CASH FLOW FROM FINANCING ACTIVITIES
    Retirement of common stock.....................................          (301,084)              (7,920)
    Borrowings on line of credit...................................                --              795,220
    Repayment of borrowings........................................                --             (443,154)
    Repayment of capital lease obligations.........................                --                 (285)
                                                                        -------------        -------------
              Net cash provided by (used in) financing activities..          (301,084)             343,861
                                                                        -------------        -------------
Net increase (decrease) in cash and cash equivalents...............         1,033,268           (2,061,442)
Cash and cash equivalents - beginning of year......................         4,564,949            8,844,482
                                                                        -------------        -------------
Cash and cash equivalents - end of period..........................     $   5,598,217        $   6,783,040
                                                                        =============        =============

See accompanying notes.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 1 -      NATURE OF OPERATIONS

              Unified Financial Services, Inc., a Delaware holding company for various financial services companies, was organized on December 7, 1989. We distribute our services via the traditional industry channels of our subsidiaries and via the Internet. Through our subsidiaries, all of which are wholly owned, we provide services primarily in three lines of business: trust and retirement services; mutual fund administration services; and investment advisory services.

Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Basis of Presentation
              ---------------------
              The consolidated financial statements include the accounts of Unified Financial Services, Inc. and our subsidiaries after elimination of all material intercompany accounts and transactions.

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

              Financial Statement Presentation
              --------------------------------
              Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentation. For segment report purposes, Unified Financial Securities (our brokerage subsidiary) has been included in mutual fund administration services based upon management's decision to exit the clearing, discount and full services brokerage operations and concentrate on mutual fund distribution. Commonwealth Premium Finance Corporation has been included in the corporate segment due to Unified Banking Company being reflected as a discontinued operation based upon the Company's agreement to sell Unified Banking Company.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              The provision for depreciation and amortization expense on our Consolidated Statements of Cash Flow includes depreciation and amortization from continuing and discontinued operations for the six months ended June 30, 2003 and 2002. On our Consolidated Statements of Operations for the six and three months ended June 30, 2003 and 2002, the provision for amortization and depreciation is for our continuing operations, and does not include a provision for discontinued operations.

              Use of Estimates
              ----------------
              During 2002, we experienced operational issues with respect to our mutual fund administrative services affiliate, which issues primarily are related to problems associated with our reconciliation of various accounts. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses and $400,000 of which is related to estimated costs to ascertain the extent and nature of such losses and to design control procedures and system enhancements to ensure that such reconciliation issues do not recur. During the six and three months ended June 30, 2003, we expended $251,179 and $206,618, respectively, of the $400,000 reserve.

Note 3 -      DISCONTINUED OPERATIONS

              Sale of Unified Banking Company
              -------------------------------
              On June 9, 2003, we entered into a Stock Purchase Agreement with Blue River Bancshares, Inc., an Indiana corporation. Pursuant to such agreement, Blue River Bancshares would acquire all of the outstanding shares of capital stock of our wholly owned banking subsidiary, Unified Banking Company, for $8.2 million in cash. The consummation of the transaction is contingent upon various contingencies and conditions, including approval of the Stock Purchase Agreement by our stockholders, regulatory approvals and completion by Blue River Bancshares of certain financing arrangements for the transaction. The transaction is expected to close in the fourth quarter of 2003.

              Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at June 30, 2003 and 2002 were the bank's total assets of $79,118,270 and $81,861,987 respectively, and total liabilities of $73,465,742 and $76,410,959, respectively. As of such dates, certain components of Unified Banking Company's unconsolidated assets and liabilities were as follows:

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 3 -      DISCONTINUED OPERATIONS (continued)

                                                                                         JUNE 30,
                                                                                ---------------------------
                                                                                   2003            2002
                                                                                ----------      -----------

              Due from banks..............................................      $1,734,835      $ 1,419,925
              Federal funds sold..........................................       5,977,000          441,000
              Investments in securities:
                US agency securities (includes $1,854,461 for 2003 and
                   $4,943,491 for 2002, see note 12)......................      12,094,406       20,999,118
                FHLB stock................................................         518,900          497,300
              Loans:
                Real estate loans.........................................      34,927,666       36,883,451
                Commercial loans (includes a $1,900,000 loan to our premium
                   finance company, see note 12)..........................      18,680,106       12,990,171
                Installment loans.........................................       4,697,303        7,962,549
                Other loans...............................................           8,113          104,061
                Allowance for loan losses.................................         622,864          490,000
              Bank deposits:
                Demand deposits (includes $1,854,461 for 2003 and
                   $4,943,491 for 2002, see note 12)......................       7,350,303       11,104,796
                Official checks...........................................         368,365           93,126
                NOW accounts..............................................       3,826,619        3,697,056
                Money market accounts.....................................      10,192,859       11,030,744
                Savings accounts..........................................          92,101           71,438
                Time deposits.............................................      41,408,329       39,753,253
                Other interest-bearing deposits...........................       5,925,208        5,172,627
              Federal and borrowed funds..................................       3,872,233        5,052,263

              Sale of Insurance Operations
              ----------------------------
              On December 17, 2001, we sold substantially all of the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account and was subject to possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement. As of December 31, 2001, we established a liability of $800,000 related to the escrow. As of June 30, 2003, we believed there was a current potential for approximately $250,000 in claims against the escrow, which amount is $170,000 less than our December 31, 2002 estimate. Based thereupon, we recorded $175,000 of the escrow as gain on sale of operations during the quarter ended June 30, 2002 (such amount is in addition to the $280,000 we recorded as income related to the sale during the year ended December 31, 2002). As of June 30, 2003, we had recorded to income $455,000 of the $800,000, with $345,000 remaining for claims against the escrow ($250,000 reserved for submitted claims and $95,000 reserved for possible future claims).

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------
Note 4 -      OPTIONS

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

              As of June 30, 2003 and 2002, options to acquire 104,986 and 126,621 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 50,000 and 54,545 shares, respectively, of our common stock outside of such plan (see note 10).

              A summary of our outstanding stock options as of June 30, 2003 and 2002 is as follows:

                                                                                   JUNE 30,
                                                               ------------------------------------------------
                                                                        2003                      2002
                                                               ---------------------     ----------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                               SHARES         PRICE       SHARES        PRICE
                                                               ------         -----       ------        -----

              Options outstanding at beginning of year......  161,986       $38.24       149,396       $41.94
              Granted.......................................       --           --        38,050        16.50
              Option to acquire 60,000 shares at $50.00 per
                share converted to option to acquire 54,545
                shares at $55.00 per share..................       --           --        (5,455)         n/a
              Option to acquire 54,545 shares at $55.00 per
                share converted to option to acquire 50,000
                shares at $60.00 per share..................   (4,545)         n/a            --           --
              Forfeitures...................................   (2,455)       17.02          (825)       37.37
              Options outstanding at end of period..........  154,986        39.69       181,166        37.88
              Options exercisable at end of period..........  154,653        39.69       166,301        37.82
              Options available for future grants...........  145,014          n/a       123,379          n/a

              As of June 30, 2003, 82,681 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

              We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123,

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 4 -      OPTIONS (continued)

              "Accounting for Stock-Based Compensation," the effect would have been immaterial for the three and six months ended June 30, 2003 and 2002 (based upon the Black-Scholes option pricing model).

Note 5 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Continuing operations' rental expense for the six months ended June 30, 2003 and 2002 was $416,708 and $402,194, respectively. Our discontinued operation's rental expense for the six months ended June 30, 2003 and 2002 was $67,428 and $67,428, respectively.

              At June 30, 2003, we were committed to minimal rental payments under certain noncancellable operating leases. As of June 30, 2003, the minimum future rental commitments for each of the succeeding five years subsequent to June 30, 2003 were as follows:

                     2004.....................................   $    654,964
                     2005.....................................        644,977
                     2006.....................................        626,984
                     2007.....................................        613,241
                     2008.....................................        378,895
                     Thereafter...............................        484,950
                                                                   ------------
                          Total...............................   $  3,404,011
                                                                   ============

Note 6 -      COMMITMENTS AND CONTINGENCIES

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

Note 7 -      REGULATORY REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of
              (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. At June 30, 2003, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $143,085 and
              0.5 to 1, respectively.

              Unified Financial Securities is a fully disclosed broker-dealer. As a result, pursuant to Rule 15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial Securities is not required to segregate cash and/or securities for the benefit of its customers.

              Under the Office of Thrift Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of "core" and "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 7 -      REGULATORY REQUIREMENTS (continued)

              Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0%. As of June 30, 2003, Unified Banking Company had a total risk-based capital ratio of 11.1%, a ratio of Tier 1 capital to risk-weighted assets of 10.1% and a ratio of Tier 1 capital to adjusted total assets of 8.3%.

              Unified Trust Company, National Association, a limited purpose national trust company, is chartered, regulated and examined by the Office of the Comptroller of the Currency. Unified Trust Company, NA also is a member of the Federal Reserve System. As a national trust company, the activities of Unified Trust Company, NA must comply with various statutory and regulatory requirements, including, among other things, the maintenance of adequate capital and the exercise of fiduciary powers. Currently, Unified Trust Company, NA is required to maintain a minimum of $2.0 million in capital, and may be required to maintain additional minimum capital as assets under management at the trust company increase. As of June 30, 2003, Unified Trust Company, NA had $2,245,007 in capital.

Note 8 -      FAIR VALUE OF FINANCIAL INSTRUMENTS

              The following table presents the carrying amounts and estimated fair value of our financial instruments at June 30, 2003 and 2002. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                  JUNE 30,
                                                          -------------------------------------------------------
                                                                      2003                         2002
                                                          --------------------------     ------------------------
                                                            CARRYING         FAIR         CARRYING         FAIR
                                                             AMOUNT          VALUE         AMOUNT          VALUE
                                                             ------          -----         ------          -----
              (IN THOUSANDS)
              Financial assets:
                 Cash and cash equivalents............     $ 5,598        $  5,598       $  6,783       $ 6,783
                 Due from banks.......................       1,735           1,735          1,420         1,420
              Federal funds sold......................       5,977           5,977            441           441
                 Bond investments.....................      10,240          10,240         16,056        16,056
                 Securities and mutual funds..........         727             727            600           600
                 Notes receivable.....................          --              --            800           800
                 Loans, net of allowance..............      55,790          55,790         56,995        56,995
                 Receivable from premium financings...       3,499           3,499          2,864         2,864
                 Receivables (trade), net of allowance       2,389           2,389          3,571         3,571
                 Prepaid and deposits.................         366             366            253           253
              Financial liabilities:
                 Current liabilities..................      74,502           74,502        76,472        76,472

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------


Note 9 -      DISCLOSURES ABOUT REPORTING SEGMENTS

              We have three reportable operating segments: trust and retirement services; mutual fund administration services; and investment advisory services. In addition, we also report corporate as a separate segment, which includes our premium finance company.

              The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

              Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit, total assets, depreciation and amortization and capital expenditures were as follows as of or for the three or six months ended June 30, 2003 and 2002:

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------


Note 9 -      DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

                                                       AS AND FOR THE                         FOR THE
                                                      SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                              -------------------------------     ------------------------------
                                                   2003              2002             2003              2002
                                              --------------    -------------     -------------    -------------

Revenue:
--------
   Trust and retirement.....................   $   2,484,204    $   2,665,403     $   1,229,770    $    1,336,981
   Mutual fund administration...............       3,447,970        3,994,863         1,641,558         2,002,972
   Investment advisory......................         708,205          803,630           337,079           387,700
   Corporate................................         395,646          291,249           190,867           154,588
                                               -------------    -------------     -------------    --------------
        Total...............................   $   7,036,025    $   7,755,145     $   3,399,274    $    3,882,241
                                               =============    =============     =============    ==============

Gross profit:
-------------
   Trust and retirement.....................   $   2,054,022    $   2,171,023     $     1,017,085  $    1,064,446
   Mutual fund administration...............       2,920,763        2,814,314           1,423,481       1,360,754
   Investment advisory......................         592,431          672,818             287,880         320,385
   Corporate................................         395,646          291,249             190,867         154,588
                                               -------------    -------------     ---------------  --------------
        Total...............................   $   5,962,862    $   5,949,404     $     2,919,313  $    2,900,173
                                               =============    =============     ===============  ==============

Total assets:
-------------
   Trust and retirement.....................   $   2,567,274    $   2,926,323
   Mutual fund administration...............       2,460,476        2,490,872
   Investment advisory......................       1,328,400        1,512,745
   Corporate................................       4,114,506        4,409,374
   Unified Banking Company..................      79,118,270       81,861,987
                                               -------------    -------------
        Total...............................   $  89,588,926    $  93,201,301
                                               =============    =============

Depreciation and amortization:
------------------------------
   Trust and retirement.....................   $      65,406    $      59,285
   Mutual fund administration...............          89,710           64,691
   Investment advisory......................           4,833            9,988
   Corporate................................          22,699           10,490
                                               -------------    -------------
        Total...............................   $     182,648    $     144,454
                                               =============    =============

Capital expenditures:
---------------------
   Trust and retirement.....................   $          --    $      28,995
   Mutual fund administration...............          24,810           87,990
   Investment advisory......................              --            1,204
   Corporate................................           3,240            8,244
   Unified Banking Company..................           9,997            5,800
                                               -------------    -------------
        Total...............................   $      38,047    $     132,233
                                               =============    =============

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

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

              VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture is secured by 85,000 shares of our common stock pledged by certain executive officers of our company. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2004 by the holder of the note (whether the investor, the executive officers or any other holder): (a) we would issue 50,000 shares of stock (46,153 after May 23, 2004) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

              We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the six months ended June 30, 2003 and 2002, and the three months ended June 30, 2003 and 2002, we received payments totaling $55,621 and $219,455, respectively, and $29,771 and $99,889, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations.

                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002
                             ----------------------

Note 11 -     INCOME (LOSS) PER SHARE OF STOCK

              Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares (outstanding stock options).

              Dilutive potential common shares included in the diluted income
              (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the six and three months ended June 30, 2003 and 2002, all potential common shares were considered to be anti-dilutive and were excluded from the calculation of diluted earnings/loss per share.

Note 12 -     RELATED PARTY TRANSACTION

              As of June 30, 2003, December 31, 2002 and June 30, 2002, $1,854,461, $1,799,220 and $4,943,491, respectively, were eliminated from both bond investments and deposits on our Consolidated Statements of Financial Condition, which amounts represented cash on deposit at our bank from various subsidiaries of our company. We also have eliminated in consolidation $1,900,000 outstanding as of June 30, 2003 under a line of credit from Unified Banking Company to Commonwealth Premium Finance Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, securities or banking industries or the imposition of regulatory penalties could have an effect on our operating results. In addition, by accepting deposits at fixed rates, at different times and for different terms, and lending funds at fixed rates for fixed periods, a bank accepts the risk that the cost of funds may rise and interest on loans and investment securities may be at a fixed rate. Similarly, the cost of funds may fall, but a bank may have committed by virtue of the term of a deposit to pay what becomes an above-market rate. Investments may decline in value in a rising interest rate environment. Loans have the risk that the borrower will not repay all funds due in a timely manner as well as the risk of total loss. Collateral may or may not have the value attributed to it. Although we believe our allowance for loan losses and our allowance for doubtful accounts are adequate, they may prove inadequate if one or more large borrowers or clients, or numerous smaller borrowers or clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our three business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management and under service, our ability to provide a high level of service satisfaction and manage costs, our ability to expand profit margins, our ability to achieve future growth and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those listed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2002. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

COMPARISON OF RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         Revenue for the six months ended June 30, 2003 compared to the same period of 2002 declined $719,120, or 9.3%, from $7,755,145 to $7,036,025. For such periods, gross profit increased by $13,458, or 0.2%, from $5,949,404 to $5,962,862.

         For the first six months of 2003 compared to the same period of 2002, trust and retirement services revenue and gross profit declined by $181,199, or 6.8%, and $117,001, or 5.4%, respectively, primarily due to a decline in the average level of assets under management. For the six months ended June 30, 2003, our trust and retirement services operation experienced an increase in assets under management, but such increase occurred in the later part of such six-month period, which resulted in a decline in average assets during such period. During the six months ended June 30, 2003, our trust and retirement services operation added 54 new accounts, representing approximately $69.7 million in assets under management, but also lost 28 accounts representing approximately $18.2 million in assets under management. As of June 30, 2003, our trust and retirement services operation had approximately $582.0 million in assets under management compared to $525.1 million as of June 30, 2002, an increase of approximately 10.8%. While trust and retirement services assets under management increased, the financial markets, in general, declined, as was reflected by a 1.5% decline in the S&P 500 from June 30, 2002 to June 30, 2003.

         For such periods, mutual fund administration services revenue, which now includes Unified Financial Securities, our broker-dealer subsidiary, declined $546,893, or 13.7%, and gross profit increased $106,449, or 3.8%, each primarily due to the inclusion of Unified Financial Securities in the results of our mutual fund administration services operation. As previously disclosed, management made the decision to exit the retail and discount brokerage business and focus the efforts of our brokerage subsidiary on the distribution of mutual funds. For such periods, transfer agency revenue and gross profit increased $437,562, or 46.3%, and $477,192, or 61.0%, respectively, due to the addition of the Huntington Funds in June 2002, which added approximately $3.0 billion in assets for the entire period of 2003. Fund accounting revenue and gross profit decreased $43,389, or 5.4%, and $66,606, or 9.5%, respectively. Administration revenue and gross profit decreased $114,214, or 15.7%, as more fund clients discontinued operations due to continuing poor market conditions. Trail income declined by $122,800, due to a decrease in basis points received from one of our mutual fund providers. Investment management fee income and gross profit declined $173,525 due to Unified Investment Advisers, Inc. ceasing to serve as the investment advisor to the Liquid Green Money Market Fund. As of June 30, 2003, we provided mutual fund administrative services to 29 mutual fund families consisting of approximately 168 portfolios and approximately $11.5 billion in assets under service, compared to 30 mutual fund families consisting of approximately 192 portfolios and approximately $8.9 billion in mutual fund assets under service as of June 30, 2002. For the six months ended June 30, 2003 compared to the same period of 2002, Unified Financial Securities' gross revenue declined $533,014, or 56.8%, and gross profit declined $9,995, or 4.7%. The decline in revenue primarily was attributable to a decline of $337,548 in clearing revenue due to our termination of most of our clearing relationships, with the remainder anticipated to occur during the third quarter of 2003. Commission revenue from our full service and CPA business, which ceased at June 30, 2003, decreased $44,858. Trail commission revenue declined $108,101, or 40.5%, as a result of lower asset levels attributable to the terminated relationships discussed above and a reduction in the basis points received from one of our mutual fund relationships.

         For the six months ended June 30, 2003 compared to the same period of 2002, investment advisory revenue and gross profit declined $95,425, or 11.9%, and $80,387, or 11.9%, respectively. Such declines primarily were due to the lower market values of assets under management at such operation. Assets under management at our investment advisory operation declined $54.4 million, or 18.9%, from $287.8 million at June 30, 2002 to $233.4 million at June 30, 2003.
Of such decline, approximately $37.9 million, or 13.2%, was attributable to the transfer of assets in the Liquid Green Money Market Fund to the Huntington Funds.

         For such periods, corporate revenue and gross profit increased $104,397, or 35.8%, from $291,249 to $395,646, primarily due to a $80,432, or
27.8%, increase in revenues at our premium finance company. Revenues at such company increased primarily as the result of an increased volume of loans outstanding and an increased interest spread due to a reduction in the cost of borrowed funds.

         Total expenses declined $125,809, or 2.0%, for the six months ended June 30, 2003 compared to the same period of 2002. Employee compensation expense declined by $494,645, or 12.7%. This decline primarily was attributable to salary reductions taken by certain officers of our company during March and April of 2002, which reductions ranged from 20% to 40% of such officers' annualized salary, and a reduced employee workforce. Employee insurance and benefits expense declined $62,392, or 9.6%, primarily due to reduced staffing, partially offset by an increase in insurance premiums. Data processing expense increased $117,723, or 41.1%, primarily due to a $104,000 increase at our trust and retirement services operation due to its expanded usage of vendor products. Telephone costs declined $39,398, or 30.9%, primarily due to the elimination of our wide area network. Equipment rental and maintenance expense declined by $25,217, or 11.9%. During the first half of 2002, our mutual fund administration services operation and our trust and retirement services operation upgraded various software products, without any corresponding expenses for the first half of 2003. Also contributing to the decline was the termination of a clearing relationship. For such periods, depreciation and amortization expense increased $38,194, or 26.4%. The depreciation and amortization expense recorded for the first half of 2003 is typical of our normal, recurring expense. The expense recorded for the first half of 2002 included a reversal of an accrual made during a previous year, which resulted in a reduction of amortization and depreciation expense for the first half of 2002 compared to the same period of 2003. Insurance expense increased $93,068, or 91.3%, primarily due to our purchase of expanded insurance coverage and due to increased insurance premiums charged for coverage due to a hardening of the insurance markets. For such periods, errors expense increased $61,779 to a credit of $75,466 for the first half of 2003 from a credit of $137,245 for the same period of 2002, primarily due to a $140,000 net recovery during 2002 from an insurance carrier with respect to a previously recorded loss at our mutual fund administration services operation versus a $100,000 recovery in 2003. Our provision for bad debt increased $81,978, or 261.0%, due to management's assessment of the collectibility of certain receivables at our mutual fund administration services operation. For such periods, other operating expenses increased $124,685, or 82.7%, primarily due to a $163,834 net decrease in the benefit received from VSX Holdings during the first half of 2003 compared to the same period of 2002. Removing the effect of the VSX Holdings expense reimbursement, we experienced a $39,149 decline in other operating expenses.

         For the six months ended June 30, 2003, we recorded income of $175,000 from the escrow established for possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement dated December 17, 2001. Expenses related to the pending sale of Unified Banking Company were deducted from such amount. For the six months ended June 30, 2003, we recorded a $93,534 gain on sale of operations, net of income taxes, compared to $0 for the same period of the prior year.

         Income from discontinued operations for the first six months of 2003 was $62,301 compared to a loss of $512,101 for the same period of 2002. Income for the six months ended June 30, 2003 at Unified Banking Company was $63,101 compared to a loss of $525,466 for the same period of 2002. During June 2002, Unified Banking Company charged-off a $455,000 loan, which charge-off accounted for most of the 2002 loss.

         Net income increased $878,149 from a loss of $870,963 for the six months ended June 30, 2002 to a profit of $7,186 for the same period of 2003. Income from discontinued operations improved $574,402 with Unified Banking Company accounting for $588,567 of the improvement (as previously discussed, $455,000 of the $588,567 was related to one loan that was written off in 2002). In addition, we recorded a net gain on the sale of operations of $93,534 without a corresponding charge in the prior year. The loss from continuing operations reflected an improvement of $139,267 from a loss of $337,837 in 2002 to a loss of $198,570 for the six months ended June 30, 2003. Expenses declined $125,809 and gross profit increased $13,458. Also contributing to the improve was an unrealized gain on securities of $5,991 for the six months ended June 30, 2003 compared to a loss of $24,202 for the same period of 2002, and continuing operations received an income tax benefit of $43,930 during 2003 compared to a $3,177 tax benefit recorded during 2002.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         Revenue for the quarter ended June 30, 2003 compared to the same quarter of 2002 declined $482,967, or 12.4%, from $3,882,241 to $3,399,274. For such quarters, gross profit increased by $19,140, or 0.7%.

         For the quarter ended June 30, 2003 compared to the same quarter of 2002, trust and retirement services revenue declined $107,211, or 8.0%, and gross profit declined $47,361, or 4.4%, primarily for the reasons previously discussed.

         For such quarters, mutual fund administration services revenue declined $361,414, or 18.0%, and gross profit increased $62,727, or 4.6%, primarily due to the inclusion of the results of Unified Financial Securities in mutual fund administration services operation. Unified Fund Services' gross revenue for the quarter ended June 30, 2003 declined $62,353, or 4.0%, and gross profit increased $42,424, or 3.3%. For such quarters, transfer agency revenue and gross profit increased $181,738, or 35.5%, and $221,852, or 54.8%, respectively, due to the addition of the Huntington Funds in June 2002. Fund accounting revenue and gross profit declined $42,176, and $42,330, respectively. Administration revenue and gross profit declined $62,015, or 16.7%. Investment management income and gross profit declined $85,710, due to Unified Investment Advisers ceasing to serve as the advisor to the Liquid Green Money Market Fund. For the second quarter of 2003 gross revenue attributable to our brokerage subsidiary declined $299,061, or 54.1%, and gross profit increased $20,303, or 32.4%. The decline in revenue was, in large part, attributable to a decline of $216,241 in clearing revenue due to our termination of most of our clearing relationships. For such quarters, trail commission revenue decreased $39,396 and gross profit increased $33,308. Commission revenue from our full service and CPA business, which ceased at June 30, 2003, decreased $32,818.

         For the quarter ended June 30, 2003 compared to the same quarter of 2002, investment advisory revenue and gross profit declined $50,621, or 13.1%, and $32,505, or 10.1%, respectively. Such declines primarily were due to the lower market values of assets under management at such operation.

         For such quarters, corporate revenue and gross profit increased $36,279, or 23.5%, primarily due to a $37,808, or 24.7%, increase in revenues at our premium finance company. Revenues increased primarily as the result of an increased volume of loans outstanding and an increased interest spread due to a reduction in the cost of borrowed funds.

         Total expenses declined $197,191, or 6.0%, for the quarter ended June 30, 2003 compared to the same quarter of 2002. Employee compensation expense declined by $172,375, or 9.1%. This decline primarily was attributable to a reduced employee workforce. Data processing expense increased $57,615, or 36.7%, primarily due to a $61,000 increase at our trust and retirement services operation due to its expanded usage of vendor products. Telephone costs declined $17,680, or 28.7%, primarily due to the elimination of our wide area network. Equipment rental and maintenance expense for our mutual fund administrative services operation increased by $21,319, or 25.9%, primarily due to an increase in phone service maintenance in the second quarter and a maintenance agreement on an imaging scanner. Also contributing to the increase was a $15,500 accrual in June 2003 for a new cash management system for our mutual fund administrative services operation. For such quarters, professional fees declined $52,097, or 21.2%, primarily due to a $30,000 reimbursement received from a third party with respect to legal fees previously paid by our brokerage subsidiary. Travel and entertainment costs decreased $58,381, or 75.8%, primarily due to the reversal of a $35,720 accrual taken in the first quarter of 2002. Also contributing was less travel at the corporate and mutual fund administration services segments. Insurance expense increased $23,957, or 41.9%, primarily due to our purchase of expanded insurance coverage and due to increased insurance premiums charged for coverage due to a hardening of the insurance markets. For such quarters, errors expense decreased $132,591, to a credit of $100,823 for the second quarter of 2003 from an expense of $31,768 for the same period of 2002, primarily due to a $100,000 recovery in 2003. Our provision for bad debt increased $64,847 due to management's assessment of the collectibility of certain receivables at our mutual fund administrative services operation. For such quarters, other operating expenses increased $69,192, or 74.8%, primarily due to a $70,118 net decrease in the benefit received from VSX Holdings during the second quarter of 2003 compared to the same period of 2002.

         Income from discontinued operations for the second quarter of 2003 increased $467,094 compared to the same quarter of 2002. For the quarter ended June 30, 2003, Unified Banking Company recorded income of $37,406 compared to a loss of $427,027 for the same quarter 2002. As previously discussed, the increase from 2002 to 2003 primarily was attributable to the $455,000 loan that Unified Banking Company charged-off in June 2002.

         For such quarters, our net loss declined $861,450, from a loss of $863,915 in the second quarter of 2002 to a loss of $2,465 for the same quarter of 2003, primarily due to income from discontinued operations of $36,905 in 2003 compared to a loss from discontinued operations of $430,189 in 2002, and the $93,534 income recorded (net of income taxes) during 2003, which principally was related to the gain on sale of operations. Also, contributing to the improvement was a decrease in the net loss from continuing operations of $300,822, primarily due to a reduction in expenses of $197,191.

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

         Critical estimates in valuing goodwill include, but are not limited to, those discussed above. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing implied value to its carry value. Based upon a third-party valuation as of December 31, 2002, we have determined that our recorded goodwill was not impaired during the quarter ended June 30, 2003. Impairment adjustments after adoption of the accounting rule, if any, are required to be recognized as operating expense when determined.

         ACCRUED LIABILITY FOR OPERATIONAL ISSUES. During 2002, we experienced operational issues at our mutual fund administration services affiliate, primarily relating to reconciliation issues. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses, which may or may not be recoverable, and $400,000 of which is related to estimated costs for professional fees, related travel and administration expenses to ascertain the nature and extent of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. Management's estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the six and three months ended June 30, 2003, we expended $251,179 and $206,618, respectively, of the $400,000 reserve.

         Management is acutely aware of opportunities for enhanced controls at our mutual fund services administration operation. In fact, three initiatives are underway that should have a dramatic positive impact on quality. They are introduction of new systems, more front-end editing and personnel reorganization at such operation that will allow for additional management oversight in all operating areas.

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

         INVESTMENT SECURITIES AVAILABLE-FOR-SALE AT UNIFIED BANKING COMPANY. Securities expected to be held for an indefinite period of time are classified as available-for-sale and carried at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity, net of estimated income taxes. Substantially all of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, liquidity and asset/liability management strategies. At June 30, 2003, we reported accumulative other comprehensive income of $387,475. The net change during the six months ended June 30, 2003 from December 31, 2002 was a decline of $184,170.

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

LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, as well as cash generated through our private placements in 1998 and 1999. We also received $800,000 and $8.4 million in cash for the six months ended June 30, 2003 and the year ended December 31, 2001, respectively, in connection with the sale of the assets of our insurance subsidiaries in 2001.

         The net increase in cash and cash equivalents at June 30, 2003 from December 31, 2002 was $1,033,268. Of the inflow, we received $800,000 in cash from the note receivable recorded in connection with the sale of the assets of our insurance subsidiaries in 2001. Operating assets such as loans to customers, premium financing loans, trade receivables, due from banks, federal funds sold and bond investments accounted for $2,363,343 in sources of cash, and operating liabilities such as accounts payable and other liabilities accounted for $2,219,309 in uses of cash. Cash provided from operating activities, including depreciation and amortization, provisions for loan loss and bad debt, generated cash in the amount of $428,365. Additionally, retirement of common stock resulted in a usage of cash of $301,084, as did capital expenditures of $38,047. We also received $55,621 from VSX Holdings, LLC during the six-month period ended June 30, 2003 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

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

         CAPITAL RESOURCES. Total stockholders' equity was $15,016,754 at June 30, 2003 compared to $15,494,821 at December 31, 2002. The decline in total equity was due to the retirement of common stock and our comprehensive loss, partially offset by our net income. We had no material commitments for capital expenditures as of June 30, 2003.

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

         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of June 30, 2003:

                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2   2 TO 3  3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------

RATE SENSITIVE ASSETS
   Federal Funds sold......... $  5,977  $     -  $    -   $   -  $    -  $     -  $     -  $      -  $    -  $     -  $  5,977
   Securities.................
     U.S. agencies............        -      629     596     556   1,444    1,145      900     5,143     270      824    11,507
     FHLB stock...............      519        -       -       -       -        -        -         -       -        -       519
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Total securities.......      519      629     596     556   1,444    1,145      900     5,143     270      824    12,206
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Loans
     Commercial
       Fixed..................        -       86      56      67     221      173      183     3,157     164       41     4,148
       Variable...............   14,532        -       -       -       -        -        -         -       -        -    14,532
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total commercial.....   14,532       86      56      67     221      173      183     3,157     164       41    18,680
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Real Estate
       Commercial
         Fixed................        -      418      41      42   1,131      578      363     4,977       -        -     7,550
         Variable.............    3,063        -       -       -       -        -        -         -       -        -     3,063
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total commercial...    3,063      418      41      42   1,131      578      363     4,977       -        -    10,613
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
       Residential
         Fixed................        -      510      99      98     287      727      383     4,684     495      217     7,500
         Variable.............    3,976        -       -       -       -        -        -         -       -        -     3,976
         Other................        -        6       6       6     478       18       18       682      11       30     1,255
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
           Total residential..    3,976      516     105     104     765      745      401     5,366     506      247    12,731
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
              Total real estate   7,039      934     146     146   1,896    1,323      764    10,343     506      247    23,344
                                -------  ------   -----  ------  -------  -------  -------- --------  ------- -------  --------
     Construction
       Fixed..................        -        1       1       1       3        3       97        38       7      178       328
       Variable...............    2,199        -       -       -       -        -        -         -       -        -     2,199
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total construction...    2,199        1       1       1       3        3       97        38       7      178     2,527
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     Personal
       Home equity loans......    9,098        -       -       -       -        -        -         -       -        -     9,098
       Installment loans......        -      876     337     303     296      148      519     1,009      19        9     3,517
       Cash reserve loan......        2        -       -       -       -        -        -         -       -        -         2
       Personal open end
         letters of credit....    1,148        -       -       -       -        -        -         -       -        -     1,148
       Loans secured by
         deposits.............        -       10       -       -       1       14        2         4       -        -        33
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
         Total personal.......   10,248      886     338     304     297      162      521     1,103      19        9    13,798
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
   Total loans................   34,018    1,907     540     517   2,417    1,661    1,565    14,551     696      475    58,349
                               --------  -------  ------   -----  ------  -------  -------  --------  ------  -------  --------
     TOTAL RATE
       SENSITIVE ASSETS....... $ 40,514  $ 2,535  $1,137   $1,073 $3,861  $ 2,807  $ 2,465  $ 19,694  $  966  $ 1,299  $ 76,352
                               ========  =======  ======   ====== ======  =======  =======  ========  ======  =======  ========


                                                                TIME TO MATURITY OR REPRICING
                                          0 TO 1  1 TO 2  2 TO 3   3 TO 6  6 TO 9   9 TO 12 12 TO 48 48 TO 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS  MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------  ------   ------  ------   ------   ------   ------   ------   ------

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............. $  3,830  $     -  $    -  $     -  $     -  $     -  $     -  $    -  $     -  $     -   $3,830
     Money market accounts
       Market rate accounts...    4,131        -       -        -        -        -        -       -        -        -    4,131
       Business market rate
         accounts.............      350        -       -        -        -        -        -       -        -        -      350
       Special personal
         MMDA.................    1,069        -       -        -        -        -        -       -        -        -    1,069
       Special business
         MMDA.................    4,643        -       -        -        -        -        -       -        -        -    4,643
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total money market
           accounts...........   10,193        -       -        -        -        -        -       -        -        -   10,193
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Savings accounts.........       92        -       -        -        -        -        -       -        -        -       92
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Time deposits
       CD's > 100K............        -    1,302     502      404    2,421    2,853    3,755   5,561        -      115   16,915
       CD's < 100K............        -    1,049     735      564    3,397    5,106    3,030  10,456       52      105   24,493
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total time deposits..        -    2,351   1,237      968    5,818    7,959    6,785  16,017       52      220   41,408
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Individual retirement
         accounts.............        -        -     132       68       96      281      271   5,015        4       58    5,925
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total interest
           bearing deposits...   14,115    2,351   1,369    1,036    5,914    8,240    7,056  21,032       56      278   61,448
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Borrowed funds
       Repurchase agreements..        -        9       -        -        -        -        -       -        -        -        9
       FHLB borrowings........        -       27      25       25       75      594       66   1,667       90    1,294    3,863
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total borrowed funds.        -       36      25       25       75      594       66   1,667       90    1,294    3,872
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
   TOTAL RATE
       SENSITIVE LIABILITIES.. $ 14,115 $  2,387 $ 1,394 $  1,062 $  5,989 $  8,834 $  7,123 $22,699  $   145 $  1,573 $ 65,320
                               ======== ======== ======= ======== ======== ======== ======== =======  ======= ======== ========

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 40,514 $  2,535 $ 1,137 $  1,073 $  3,861 $  2,807 $  2,465 $19,694  $   966 $  1,299
   Total rate sensitive
     liabilities..............   14,115    2,387   1,394    1,062    5,989    8,834   7,123   22,699      145    1,573
   Gap........................   26,399      148    (257)      11   (2,128)  (6,027) (4,658)  (3,005)     821     (274)
   RSA/RSL....................     2.87x    1.06x   0.82x    1.01x    0.64x    0.32x   0.35x    0.87x    6.66x    0.83x
   RSA/assets.................     0.51     0.03    0.01     0.01     0.05     0.04    0.03     0.25     0.01     0.02
   RSL/assets.................     0.18     0.03    0.02     0.01     0.08     0.11    0.09     0.29     0.00     0.02
   Gap/assets.................    33.37%    0.19%  -0.32%    0.01%   -2.69%   -7.62%  -5.89%   -3.80%    1.04%   -0.35%
   Gap/RSA....................    65.16     5.84  -22.60     1.03   -55.12  -214.71 -188.97   -15.26    84.99   -21.09

CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 40,514 $ 43,049 $44,186  $45,259 $ 49,120 $ 51,927 $ 54,392 $74,086 $ 75,052 $ 76,351
   Total rate sensitive
      liabilities.............   14,115   16,502  17,896   18,958   24,947   33,781   40,904  63,603   63,748   65,321
   Gap........................   26,399   26,547  26,290   26,301   24,173   18,146   13,488  10,483   11,304   11,030
   RSA/RSL....................     2.87x    2.61x   2.47x    2.39x    1.97x    1.54x    1.33x   1.16x    1.18x    1.17x
   RSA/assets.................     0.51     0.54    0.56     0.57     0.62     0.66     0.69    0.94     0.95     0.97
   RSL/assets.................     0.18     0.21    0.23     0.24     0.32     0.43     0.52    0.80     0.81     0.83
   Gap/assets.................    33.37%   33.55%  33.23%   33.24%   30.55%   22.94%   17.05%  13.25%   14.29%   13.94%
   Gap/RSA....................    65.16    61.67   59.50    58.11    49.21    34.95    24.80   14.15    15.06    14.45

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

                                                                   PERCENTAGE CHANGE IN
                 BASIS POINT                    --------------------------------------------------------------
                  CHANGE IN                      NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                   --------------------------------------------------------------

                    -200                              -14.96                              -10.28
                    -100                               -7.43                               -6.55
                       0                                0.00                                0.00
                     100                                7.18                                3.36
                     200                               14.36                                4.23

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

         PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

             See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

             On June 10, 2003, we filed a Current Report on Form 8-K, dated June 9, 2003, to report under Item 5 our execution of a Stock Purchase Agreement, dated June 9, 2003, whereby we will sell our wholly owned banking subsidiary, Unified Banking Company, to Blue River Bancshares, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  UNIFIED FINANCIAL SERVICES, INC.
                                  (Registrant)



Dated:  August 4, 2003             By:  /s/ John S. Penn
                                   -----------------------------------------
                                   John S. Penn, President and
                                   Chief Executive Officer



Dated:  August 4, 2003             By:  /s/ Thomas G. Napurano
                                   -----------------------------------------
                                   Thomas G. Napurano, Executive Vice President
                                   and Chief Financial Officer

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

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant
              -31- role in the registrant's internal controls; and

         (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




August 4, 2003                    /s/ John S. Penn
                                  --------------------------------------------
                                  John S. Penn
                                  President and Chief Executive Officer

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




August 4, 2003                 /s/ Thomas G. Napurano
                               -----------------------------------------------
                               Thomas G. Napurano
                               Chief Financial Officer

                                  EXHIBIT INDEX

 Ex. No.                           Description
 -------                           -----------

   99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

   99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith