Form 10-Q
period 2003-09-30
UNIFIED FINANCIAL SERVICES INC
filed 2003-11-19
CIK 1033926





                                                    FORM 10-Q


                                       SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, DC 20549


                             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   September 30, 2003
                               ------------------------------------------------------------------------------------



Commission file number                                              0-22629
                       --------------------------------------------------------------------------------------------


                                          UNIFIED FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------------------------------------------
                                        (Exact name of registrant as specified in its charter)

                             DELAWARE                                            35-1797759
-----------------------------------------------------------         -----------------------------------------------
                     (State or other jurisdiction                     (I.R.S. Employer Identification No.)
                         of incorporation or
                            organization)

                                                2353 ALEXANDRIA DRIVE
                                              LEXINGTON, KENTUCKY 40504
-------------------------------------------------------------------------------------------------------------------
                                          (Address of principal executive offices)
                                                        (Zip Code)

                                                      (859) 296-4407
-------------------------------------------------------------------------------------------------------------------
                                   (Registrant's telephone number, including area code)

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


         Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of
the Exchange Act).                                                                          |_| Yes |X| No


                                                                                  Number of shares
               Title of class                                            outstanding as of November 3, 2003
--------------------------------------------                         -------------------------------------------
     Common stock, $0.01 par value                                                    2,829,117






                        UNIFIED FINANCIAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

PART I.           FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition - September 30, 2003
                  (Unaudited) and December 31, 2002...............................................................1

                  Consolidated Statements of Operations (Unaudited) - Nine and Three Months
                  Ended September 30, 2003 and 2002...............................................................3

                  Consolidated Statements of Comprehensive Income (Unaudited) - Nine and
                  Three Months Ended September 30, 2003 and 2002..................................................4

                  Consolidated Statements of Cash Flow (Unaudited) - Nine Months Ended
                  September 30, 2003 and 2002.....................................................................5

                  Notes to Consolidated Financial Statements......................................................6

     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................16

                  Cautionary Statement Regarding Forward-Looking Statements......................................16

                  General........................................................................................16

                  Comparison of Results for the Nine Months Ended September 30, 2003 and
                  2002...........................................................................................17

                  Comparison of Results for the Three Months Ended September 30, 2003 and
                  2002...........................................................................................19

                  Liquidity and Capital Resources................................................................23

     Item 3.      Quantitative and Qualitative Disclosure About Market Risk......................................24

     Item 4.      Controls and Procedures........................................................................28

PART II.          OTHER INFORMATION

     Item 4.      Submission of Matters to a Vote of Security Holders............................................29

     Item 6.      Exhibits and Reports on Form 8-K...............................................................29

SIGNATURES.......................................................................................................31

EXHIBIT INDEX....................................................................................................32





PART I.           FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       ASSETS
                                                       ------

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                2003                    2002
                                                                          --------------          ----------------
                                                                             (Unaudited)              (Audited)
 Current Assets
     Cash and cash equivalents.........................................   $    4,889,557          $   4,269,657
     Investment in securities and non-affiliated mutual funds..........          212,977                201,487
     Note receivable...................................................               --                800,000
     Total assets of discontinued operations...........................       84,197,479             80,264,400
     Accounts receivable (net of allowance for doubtful accounts
       of $80,494 for 2003 and $68,715 for 2002).......................        2,192,368              2,289,483
     Receivables from premium financings...............................        4,117,944              2,960,344
     Prepaid and deposits..............................................          236,639                600,578
     Deferred income tax benefit.......................................          449,204                294,484
                                                                          --------------         --------------

         Total current assets..........................................       96,296,168             91,680,433
                                                                          --------------         --------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated depreciation
       of $2,080,232 for 2003 and $1,902,327 for 2002).................        1,065,558              1,315,562
                                                                          --------------         --------------

         Total fixed assets............................................        1,065,558              1,315,562
                                                                          --------------         --------------

Other Non-Current Assets
     Investment in affiliate (see note 10).............................            1,010                  1,010
     Goodwill (net of accumulated amortization of
       $347,734 for 2003 and 2002) ....................................        1,006,061              1,006,061
     Other non-current assets..........................................          112,060                120,534
                                                                          --------------         --------------

         Total non-current assets......................................        1,119,131              1,127,605
                                                                          --------------         --------------

TOTAL ASSETS  ........................................................    $   98,480,857         $   94,123,600
                                                                          ==============         ==============

(CONTINUED ON NEXT PAGE)

See accompanying notes.





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------


                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  2003                  2002
                                                                            ----------------      ----------------
                                                                                (Unaudited)           (Audited)
 Current Liabilities:
     Borrowing under line of credit (see note 12).......................     $   2,355,000         $          --
     Liabilities of discontinued operations.............................        78,610,531            74,490,804
     Accounts payable and accrued expenses..............................         1,345,122             1,609,650
     Accrued compensation and benefits..................................           531,055               447,485
     Payable to broker-dealers..........................................            43,769                79,962
     Income taxes payable...............................................            37,489               144,204
     Other liabilities..................................................           409,944             1,699,104
                                                                             -------------         -------------

         Total current liabilities......................................        83,332,910            78,471,209
                                                                             -------------         -------------

Long-Term Liabilities
     Other long-term liabilities........................................           162,509               157,570
                                                                             -------------         -------------
         Total long-term liabilities....................................           162,509               157,570
                                                                             -------------         -------------

              Total liabilities.........................................        83,495,419            78,628,779
                                                                             -------------         -------------

Commitments and Contingencies (see note 6)..............................                --                    --
                                                                             -------------         -------------

Stockholders' Equity
     Common stock, par value $.01 per share (authorized shares -
      20,000,000; issued and outstanding shares - 2,829,117 for
      2003 and 2,844,246 for 2002).....................................             32,791                32,943
     Additional paid-in capital.........................................        15,703,815            16,004,747
     Retained deficit...................................................        (1,055,264)           (1,114,514)
     Accumulated other comprehensive income.............................           304,096               571,645
                                                                             -------------         -------------
              Total stockholders' equity................................        14,985,438            15,494,821
                                                                             -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  98,480,857         $  94,123,600
                                                                             =============         =============


See accompanying notes.





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------     ------------------------------
                                                   2003              2002             2003              2002
                                              --------------    -------------     -------------    -------------
REVENUE:
   Gross revenue (see note 9)...............   $  10,657,502    $  11,708,267     $   3,621,477    $    3,953,122
                                               -------------    -------------     -------------    --------------
     Total gross revenue....................      10,657,502       11,708,267         3,621,477         3,953,122
                                               -------------    -------------     -------------    --------------
COST OF SALES:
   Cost of sales (see note 9)...............       1,587,012        2,710,700           513,849           904,959
                                               -------------    -------------     -------------    --------------
     Total cost of sales....................       1,587,012        2,710,700           513,849           904,959
                                               -------------    -------------     -------------    --------------
GROSS PROFIT (see note 9)...................       9,070,490        8,997,567         3,107,628         3,048,163
                                               -------------    -------------     -------------    --------------

EXPENSES:
   Employee compensation....................       5,171,933        5,773,553         1,779,024         1,885,999
   Employee insurance and benefits..........         833,494          904,640           244,686           253,440
   Data processing..........................         601,747          454,570           197,740           168,286
   Mail and courier.........................          79,190           95,175            26,889            30,051
   Telephone................................         115,505          169,215            27,478            41,790
   Equipment rental and maintenance.........         388,373          315,063           202,332           103,805
   Occupancy................................         648,247          611,585           231,539           209,391
   Depreciation and amortization ...........         268,748          156,361            86,100            11,907
   Professional fees........................         387,278          452,472           130,706           169,626
   Travel and entertainment.................         129,568          127,771            45,981            49,340
   Interest.................................           2,094           (7,489)              698               208
   Errors/(recovery) expense................        (140,812)        (128,245)          (65,346)            9,000
   Provision for bad debt...................         105,986           96,739            (7,399)           65,332
   Business development costs...............              --           38,250                --            27,000
   Insurance................................         318,998          149,188           124,014            47,272
   Other operating expenses (see note 10)...         463,578          203,934           188,053            53,094
                                               -------------    -------------     -------------    --------------
     Total expenses.........................       9,373,927        9,412,782         3,212,495         3,125,541
                                               -------------    -------------     -------------    --------------

   Loss from continuing operations..........        (303,437)        (415,215)         (104,867)          (77,378)
   Other income (loss)......................          10,472          (28,338)            4,481            (5,128)
   Income tax benefit (expense).............          78,479           (6,919)           34,549           (10,096)
                                               -------------    -------------     -------------    --------------

Net loss from continuing operations.........        (214,486)        (450,472)          (65,837)          (92,602)
Gain on sale of operations (net of income
   taxes of  $118,479, $0, $54,549 and
   $0, respectively)........................         193,637               --           100,103               --
Income (loss) from discontinued operations
   (net of income taxes of $0, $8,081,
   $0 and $(96), respectively)..............          80,099         (553,051)           17,798           (40,950)
                                               -------------    -------------     -------------    --------------
Net income (loss)...........................   $      59,250    $  (1,003,523)    $      52,064    $     (133,552)
                                               =============    =============     =============    ==============

Per share income (loss)
   Basic common shares outstanding..........       2,829,117        2,858,972         2,829,117         2,858,972
   Net income (loss) - basic................   $        0.02    $       (0.35)    $        0.02         $   (0.05)
   Net loss from continuing operations - basic         (0.08)           (0.16)            (0.02)            (0.03)
   Fully diluted common shares outstanding
      (see note 11).........................       2,829,117        2,858,972         2,829,117         2,858,972
   Net income (loss) - fully diluted........   $        0.02    $       (0.35)    $        0.02 $           (0.05)
   Net loss from continuing operations
     - fully diluted........................           (0.08)           (0.16)            (0.02)            (0.03)

   See accompanying notes.





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)



                                                      NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------     ------------------------------
                                                   2003              2002             2003              2002
                                              --------------    -------------     -------------    -------------

Net income (loss)...........................   $      59,250    $  (1,003,523)    $      52,064    $    (133,552)
Other comprehensive income (loss), net of tax
   Unrealized gain/(loss) on securities, net of
     reclassification adjustment
     -- Unified Banking Company.............        (267,549)         256,686           (83,379)         105,552
                                               -------------    -------------     -------------    --------------

Comprehensive loss..........................   $    (208,299)   $    (746,837)    $     (31,315)   $     (28,000)
                                               =============    =============     =============    ==============

See accompanying notes.





UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                        -----------------------------------
                                                                            2003                 2002
                                                                        --------------       --------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)..............................................     $      59,250        $  (1,003,523)
    Adjustments to reconcile net income (loss) to cash
    provided by (used in) operating activities:
       (Income) loss from discontinued operation...................           (80,099)             553,051
       Income tax payable, net of deferred tax.....................          (261,437)              57,849
       Depreciation and amortization...............................           268,748              156,361
       Provision for bad debt......................................           105,986               96,738
       (Gain)/loss on securities...................................           (10,582)              29,330
       (Gain)/loss on disposal of fixed assets.....................               110                 (992)
       (Increase) decrease in operating assets:
          Receivables..............................................            (8,869)             440,863
          Receivables from premium financings......................        (1,157,600)            (462,136)
          Prepaid and sundry assets................................           372,414              171,377
          Notes receivable.........................................           800,000                   --
          Other non-current assets.................................                --              (19,134)
       Increase (decrease) in operating liabilities:
          Accounts payable and accrued expenses....................          (300,721)          (1,715,451)
          Accrued compensation and benefits........................            83,569              (45,164)
          Other liabilities........................................        (1,285,020)            (389,666)
                                                                        -------------        ---------------
              Net cash used in operating activities................        (1,414,251)          (2,130,497)
                                                                        -------------        -------------

CASH FLOW FROM INVESTING ACTIVITIES
    Purchase of equipment..........................................           (18,857)            (209,183)
    Proceeds from sale of fixed assets.............................                 1                2,608
    Proceeds from sale of securities...............................                --              234,556
    Investment in securities and mutual funds......................              (909)              (2,910)
                                                                        -------------        -------------
              Net cash provided by (used in) investing activities..           (19,765)              25,071
                                                                        -------------        -------------

CASH FLOW FROM FINANCING ACTIVITIES
    Retirement of common stock.....................................          (301,084)                  --
    Rescission of Fully Armed Productions..........................                --               29,649
    Borrowings on line of credit...................................         2,355,000              795,220
    Repayment of borrowings........................................                --             (590,000)
    Capital infusion into Unified Banking Company..................                --             (300,000)
    Repayment of capital lease obligations.........................                --               (1,049)
                                                                        -------------        -------------
              Net cash provided by (used in) financing activities..         2,053,916              (66,180)
                                                                        -------------        -------------
Net increase (decrease) in cash and cash equivalents...............           619,900           (2,171,606)

Cash and cash equivalents - beginning of year......................         4,269,657            8,603,104
                                                                        -------------        -------------
Cash and cash equivalents - end of period..........................     $   4,889,557        $   6,431,498
                                                                        =============        =============

See accompanying notes.


                                                               -5-






                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


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

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of
              Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

              The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by
              GAAP for complete financial statements.

              For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

              Financial Statement Presentation
              --------------------------------
              Certain amounts in the 2002 financial statements have been reclassified to conform to the
              2003 presentation. For segment report purposes, Unified Financial Securities (our brokerage subsidiary) has been included in mutual fund administration services based upon management's decision to exit the clearing, discount and full services brokerage operations and concentrate on mutual fund distribution. Commonwealth Premium Finance Corporation has been included in the corporate segment due to Unified Banking Company being reflected as a discontinued operation based upon our agreement to sell Unified Banking Company.


                                                                 -6-







                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              Use of Estimates
              ----------------
              During 2002, we experienced operational issues with respect to our mutual fund administrative services affiliate, which issues primarily were related to problems associated with our reconciliation of various accounts. In connection therewith, we established an
              $854,000 reserve, $454,000 of which was related to possible reconciliation losses and
              $400,000 of which was related to estimated costs to ascertain the extent and nature of such losses and to design control procedures and system enhancements to ensure that such reconciliation issues do not recur. During the nine and three months ended September 30,
              2003, we expended $400,000 and $148,911, respectively, of the $400,000 reserve. At
              September 30, 2003, we had $104,590 remaining of the $454,000 reserve for possible reconciliation losses recorded at December 31, 2002. During the nine months ended
              September 30, 2003, we expended $259,825 (net) and reversed to income $89,585 of the
              $454,000 reserve.

              Effects of Recent Accounting Pronouncements
              -------------------------------------------
              During 2003, the Financial Accounting Standards Board ("FASB") issued Statement of
              Financial Accounting Standards ("SFAS") No.149, "AMENDMENT OF STATEMENT 133 ON
              DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "ACCOUNTING
              FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly and clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 also amends the definition of underlying to conform it to language used in FASB Interpretation
              ("FIN") No.45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES,
              INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 with certain exceptions. The adoption of SFAS 149 did not have a material impact on our financial statements.

              During 2003, the FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL
              INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that falls within its scope as a liability (or an asset in some circumstances). SFAS
              No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15,
              2003. The adoption of SFAS 150 did not have a material impact on our financial statements.

              During 2003, the FASB issued Interpretation No. 46, "CONSOLIDATION OF VARIABLE INTEREST
              ENTITIES." In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be






                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------



Note 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

              consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirement of FIN No. 46 applies immediately to variable interest entities created after January 31, 2003. For entities created on or before
              January 31, 2003, the consolidation requirement applies in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Early implementation is recommended. We have not determined the impact on our historical financial position or results of operations.

              Off-Balance Sheet Arrangement
              -----------------------------
              In connection with the organization of VSX Holdings, LLC, a third-party investor made a
              $3.0 million loan to VSX Holdings, which loan is evidenced by a debenture issued by VSX
              Holdings to such investor. In connection with our subscription for member interests in VSX
              Holdings, we issued an option to the third-party investor to acquire shares of our common stock, which option is exercisable for up to 50,000 shares before May 23, 2004 and 46,153 shares after May 23, 2004. The holder of the option may surrender the $3.0 million promissory note issued with respect to VSX Holding's loan in full satisfaction of the exercise price of the option (SEE note 4 - "Options" and note 10 - "Investment in Affiliate").

Note 3 -      DISCONTINUED OPERATIONS
              Income from discontinued operations reflects Unified Banking Company's profit of $80,901 and Equity Insurance Managers of Illinois, LLC's loss of $802 for the nine months ended
              September 30, 2003. For the nine months ended September 30, 2002, the results from discontinued operations included Unified Banking Company's loss of $514,529, Fully Armed
              Productions, Inc.'s profit of $963, Equity Insurance Manager of Illinois, LLC's pretax profit of $20,325 and income taxes and adjustments of $60,222.

              Sale of Unified Banking Company
              -------------------------------
              On June 9, 2003, we entered into a Stock Purchase Agreement with Blue River Bancshares,
              Inc., an Indiana corporation. Pursuant to such agreement, Blue River Bancshares will acquire all of the outstanding shares of capital stock of our wholly owned banking subsidiary, Unified
              Banking Company, for $8.2 million in cash. We currently anticipate a gain on the sale, net of selling expenses and taxes, of approximately $1,450,000. The transaction is expected to close in the fourth quarter of 2003 upon the satisfaction of various contingencies and conditions.





                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


Note 3 -      DISCONTINUED OPERATIONS (continued)

              Unified Banking Company commenced operations on November 1, 1999. Included in our consolidated financial statements at September 30,2003 and December 31, 2002 were the bank's total assets of $84,197,479 and $80,264,400, respectively, and total liabilities of
              $78,610,531 and $74,490,804, respectively. The net assets of Unified Banking Company at
              September 30, 2003 and December 31,2002 were $5,586,948 and $5,773,596. As of such dates, certain components of Unified Banking Company's unconsolidated assets and liabilities were as follows:

                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                    2003                    2002
                                                                                -------------------    -------------------

              Cash........................................................      $  175,184                  $   295,292
              Due from banks..............................................       2,652,857                    1,656,549
              Federal funds sold..........................................       2,296,000                    1,479,000
              Investments in securities:
                US agency securities......................................      22,569,691                   17,485,206
                FHLB stock................................................         524,000                      508,200
              Loans (see note 12).........................................      55,691,057                   57,579,002
              Allowance for loan losses...................................         633,189                      945,000
              Interest receivable.........................................         279,139                      318,064
              Prepaid and deposits........................................          29,694                      229,934
              Fixed assets, net...........................................         613,046                      713,153
                                                                                ----------                  -----------
                   Total assets ..........................................     $84,197,479                  $80,264,400
                                                                               ===========                  ===========

              Federal and borrowed funds..................................      $3,788,125                  $ 4,742,783
              Bank deposits...............................................      74,412,472                   69,076,441
              Payables and accrued expenses...............................          58,316                      157,091
              Accrued compensation and benefits...........................          52,921                       43,849
              Income taxes payable, deferred..............................         156,655                      294,484
              Other liabilities...........................................         142,042                      176,156
                                                                                ----------                  -----------
                   Total liabilities......................................     $78,610,531                  $74,490,804
                                                                               ===========                  ===========

              Sale of Insurance Operations
              ----------------------------
              On December 17, 2001, we sold substantially all of the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity
              Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher
              & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account and was subject to possible indemnification claims of Arthur J. Gallagher & Co.pursuant to the sale agreement. As of December 31, 2001, we established a liability of $800,000 related to the escrow. Based on our estimate of the anticipated claims settlement at December 31,
              2002, we recorded a gain on the sale of $280,000 during 2002.  During the third quarter 2003, we settled all outstanding claims against the escrow for $250,000. Based thereupon, we recorded an additional gain on the sale of operations of $270,000 and $95,000 during the nine and three months ended September 30, 2003, respectively. In addition, we reversed $42,116 in selling expenses accrued for potential miscellaneous taxes and professional fees that was not required. During the nine months ended September 30, 2003, we also accrued $118,479 for income taxes related to the gain on sale.



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


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

              As of September 30, 2003 and 2002, options to acquire 103,936 and 107,441 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 50,000 and 54,545 shares, respectively, of our common stock outside of such plan(see note 10).

              A summary of our outstanding stock options as of September 30,2003 and 2002 is as follows:

                                                                                 SEPTEMBER 30,
                                                               ------------------------------------------------
                                                                        2003                      2002
                                                               ---------------------     ----------------------
                                                                            WEIGHTED                  WEIGHTED
                                                                             AVERAGE                   AVERAGE
                                                                            EXERCISE                  EXERCISE
                                                               SHARES         PRICE       SHARES        PRICE
                                                               ------         -----       ------        -----



              Options outstanding at beginning of year......   161,986       $38.24       149,396      $41.94
              Granted.......................................        --           --        38,150       16.50
              Option to acquire 60,000 shares at $50.00 per
                share converted to option to acquire 54,545
                shares at $55.00 per share..................        --           --        (5,455)        n/a
              Option to acquire 54,545 shares at $55.00 per
                share converted to option to acquire 50,000
                shares at $60.00 per share..................    (4,545)         n/a            --          --
              Forfeitures...................................    (3,505)       18.82       (20,105)      34.92
              Options outstanding at end of period..........   153,936        39.81       161,986       38.24
              Options exercisable at end of period..........   153,936        39.81       161,644       38.23
              Options available for future grants...........   146,064          n/a       142,559         n/a

              As of September 30, 2003, 81,631 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.





                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


Note 4 -      OPTIONS (continued)

              We apply Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO
              EMPLOYEES," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial
              Accounting Standard Board Statement of Financial Accounting Standards No. 123,
              "ACCOUNTING FOR STOCK-BASED COMPENSATION," the effect would have been immaterial for the nine and three months ended September 30, 2003 and 2002 (based upon the Black-Scholes option pricing model).

Note 5 -      RENTAL AND LEASE INFORMATION

              We lease certain office facilities and equipment. Continuing operations' rental expense for the nine months ended September 30, 2003 and 2002 was $648,247 and $611,585, respectively. Our discontinued operation's rental expense for the nine months ended
              September 30, 2003 and 2002 was $109,569 and $101,142, respectively.

              At September 30, 2003, the minimum future rental commitments under certain noncancellable operating leases for each of the succeeding five years subsequent to
              September 30, 2003 were as follows:

                                    2004.....................................   $       678,951
                                    2005.....................................           629,266
                                    2006.....................................           608,069
                                    2007.....................................           613,241
                                    2008.....................................           269,127
                                    Thereafter...............................           436,455
                                                                                ---------------
                                         Total...............................   $     3,235,109
                                                                                ===============

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

              As reflected in our public filings, we previously entered into employment agreements with our executive vice president and general counsel and our senior vice president and associate general counsel. These employees have asserted claims that we have breached certain obligations under their employment agreements. We are exploring our alternatives under these existing employment agreements. There can be no assurance at this time as to the ultimate costs of such alternatives.





                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


Note 7 -      REGULATORY REQUIREMENTS

              Unified Financial Securities is subject to the Securities and Exchange Commission's Uniform
              Net Capital Rule, which requires the maintenance of minimum net capital, as defined, of the greater of (i) 6-2/3% of aggregate indebtedness or (ii) $50,000, and a ratio of aggregate indebtedness to net capital of not more than 15 to 1.  At September 30, 2003, the net capital and ratio of aggregate indebtedness for Unified Financial Securities were $140,228 and 0.8 to
              1, respectively.

              Unified Financial Securities is a fully disclosed broker-dealer.  As a result, pursuant to Rule
              15c3-3 as promulgated by the Securities and Exchange Commission, Unified Financial
              Securities is not required to segregate cash and/or securities for the benefit of its customers.

              Under the Office of Thrift Supervision's regulatory capital requirements, savings associations must maintain "tangible" capital equal to 1.5% of adjusted total assets, "core" capital equal to at least 4.0% of adjusted total assets and "total" capital (a combination of "core" and
              "supplementary" capital) equal to 8.0% of risk-weighted assets. In addition, the Office of
              Thrift Supervision has adopted regulations that impose certain restrictions on savings associations that have a total risk-based capital ratio that is less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0%. As of September 30, 2003, Unified Banking Company had a total risk-based capital ratio of 11.7%, a ratio of Tier 1 capital to risk-weighted assets of 8.0% and a ratio of Tier 1 capital to adjusted total assets of 10.7%.

              Unified Trust Company, National Association, a limited purpose national trust company, is chartered, regulated and examined by the Office of the Comptroller of the Currency. Unified
              Trust Company, NA also is a member of the Federal Reserve System. As a national trust company, the activities of Unified Trust Company, NA must comply with various statutory and regulatory requirements, including, among other things, the maintenance of adequate capital and the exercise of fiduciary powers. Currently, Unified Trust Company, NA is required to maintain a minimum of $2.0 million in capital, and may be required to maintain additional minimum capital as assets under administration at the trust company increase. As of September 30, 2003, Unified Trust Company, NA had $2,313,379 in capital.

Note 8 -      FAIR VALUE OF FINANCIAL INSTRUMENTS

              The carrying amounts and estimated fair value of our financial instruments at September 30,
              2003 and 2002 approximates fair value. Financial Accounting Standards Board Statement
              No. 107, "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.




                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


Note 9 -      DISCLOSURES ABOUT REPORTING SEGMENTS

              We have three reportable operating segments: trust and retirement services; mutual fund administration services; and investment advisory services. In addition, we also report corporate as a separate segment, which includes our insurance premium finance company.

              The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

              Our reportable segments are strategic business units that offer different products and services.
              They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, gross profit and total assets were as follows as of or for the nine or three months ended September 30, 2003 and
              2002:

                                                      AS OF OR FOR THE                        FOR THE
                                                      NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                        SEPTEMBER 30,                      SEPTEMBER 30,
                                              -------------------------------     ------------------------------
                                                   2003              2002             2003              2002
                                              --------------    -------------     -------------    -------------

Revenue:
--------
   Trust and retirement.....................   $   3,821,657    $   3,885,920     $   1,337,453    $    1,220,518
   Mutual fund administration...............       5,149,031        6,201,487         1,701,062         2,206,624
   Investment advisory......................       1,049,319        1,176,585           341,114           372,954
   Corporate................................         637,495          444,275           241,848           153,026
                                               -------------    -------------     -------------    --------------
        Total...............................   $  10,657,502    $  11,708,267     $   3,621,477    $    3,953,122
                                               =============    =============     =============    ==============

Gross profit:
-------------
   Trust and retirement.....................   $   3,129,369    $   3,173,721     $   1,075,347    $    1,002,698
   Mutual fund administration...............       4,442,279        4,407,904         1,521,516         1,593,590
   Investment advisory......................         861,347          971,667           268,917           298,849
   Corporate................................         637,495          444,275           241,848           153,026
                                               --------------   -------------     -------------    --------------
        Total...............................   $   9,070,490    $   8,997,567     $   3,107,628    $    3,048,163
                                               =============    =============     =============    ==============

Total assets:
-------------
   Trust and retirement.....................   $   2,811,554    $   2,761,531
   Mutual fund administration...............       2,022,643        3,268,680
   Investment advisory......................       1,322,091        1,350,491
   Corporate................................       8,127,090        7,960,761
   Unified Banking Company..................      84,197,479       85,367,050
                                               -------------    -------------
        Total...............................   $  98,480,857    $ 100,708,513
                                               =============    =============



                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------

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

              We also have entered into a management arrangement with VSX Holdings whereby we provide consulting and development services to VSX Holdings. For the nine months ended
              September 30, 2003 and 2002 and the three months ended September 30, 2003 and 2002, we received payments totaling $57,311 and $258,758, respectively, and $1,690 and $39,303, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated
              Statements of Operations.

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





                        UNIFIED FINANCIAL SERVICES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002
                           ---------------------------


Note 11 -     INCOME (LOSS) PER SHARE OF STOCK (continued)

              exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase com
              -on shares at the average market price of such stock during the period. For the nine and three months ended September 30, 2003 and 2002, all potential common shares were considered to be anti-dilutive and were excluded from the calculation of diluted earnings/loss per share.

Note 12 -     LINE OF CREDIT

              Commonwealth Premium Finance Corporation has a $3.5 million revolving line of credit from Unified Banking Company, which matures on May 19, 2004. Interest on the line is due monthly based upon The Wall Street Journal Prime Rate (4.0% per annum as of September
              30, 2003). The balance outstanding was $2,355,000 as of September 30, 2003. The line of credit is secured by Commonwealth Premium Finance Corporation's financing receivables.








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







         Our fundamental objective is to enhance stockholder value by aggressively and profitably growing assets under management, administration, and service. Our ability to provide a high level of service satisfaction, with an emphasis on managing costs, combined with a dedication to maintaining a highly trained and motivated workforce should lead to expanding profit margins.

         Our principal executive offices are located at 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 296-4407. We and our subsidiaries also maintain offices at 431 North
Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive,
Lexington, Kentucky 40504, telephone number (859) 296-4407; 2424 Harrodsburg Road, Lexington,
Kentucky 40503, telephone number (859) 296-4822; 1400 Civic Place, Southlake, Texas 76092, telephone number (817) 431-2197; 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New
York 10036, telephone number (212) 852-8852; and One US Bank Plaza, Suite 2100, St. Louis, Missouri
63101, telephone number (314) 552-6440.

         The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Revenue for the nine months ended September 30, 2003 compared to the same period of 2002 declined $1,050,765, or 9.0%, from $11,708,267 to $10,657,502. For such periods, gross profit increased
$72,923, or 0.8%, from $8,997,567 to $9,070,490.

         For the nine months ended September 30, 2003 compared to the same period of 2002, trust and retirement services revenue and gross profit declined by $64,263, or 1.7%, and $44,352, or 1.4%, respectively, primarily due to a decline in the average level of assets under administration. For the nine months ended September 30, 2003, our trust and retirement services operation experienced an increase in assets under administration, but such increase occurred in the later part of such nine-month period, which resulted in a decline in average assets during such period. As of September 30, 2003, our trust and retirement services operation had approximately $613.5 million in assets under administration compared to
$485.8 million as of September 30, 2002, an increase of approximately 26.3%. During the nine months ended September 30, 2003, our trust and retirement services operation added 32 new accounts, representing approximately $88.8 million in assets under administration, but also lost eight accounts representing approximately $22.9 million in assets under administration.

         For such periods, mutual fund administration services revenue declined $1,052,456, or 17.0%, and gross profit increased $34,375, or 0.8%. Our mutual fund administration services operation consists of
Unified Fund Services, Inc., our mutual fund administration services subsidiary, and Unified Financial
Securities, Inc., our brokerage subsidiary. Approximately $815,500 of the decline in gross revenues was attributable to a decline in revenues at our brokerage subsidiary. As previously disclosed, during 2002, management made the decision to exit the retail and discount brokerage business and focus the efforts of our brokerage subsidiary on the distribution of mutual funds. For the nine months ended September 30, 2003,
Unified Fund Services' revenue and gross profit declined by $236,907, or 4.9%, and $14,808, or 0.4%, respectively, compared to the same period of 2002. For such periods, transfer agency revenue and gross profit increased $317,923, or 19.6%, and $377,500, or 27.2%, respectively, due principally to the addition of the Huntington Funds in June 2002, which added approximately $3.0 billion in assets under service for the entire period of 2003. Fund accounting revenue and gross profit declined $110,344, or 8.9%, and $103,996, or 9.8%, respectively. Administration revenue and gross profit declined $111,944, or 10.4%, as more fund clients discontinued operations due to continuing poor market conditions during late 2002 and the first half of 2003. For such periods, trail income declined by $138,746, or 36.5%, due to a decrease in basis points received from one of our mutual fund providers and investment management fee income declined $256,631 due to Unified Investment Advisers, Inc. ceasing to serve as the investment advisor to the Liquid Green
Money Market Fund in 2002. As of September 30, 2003, we provided mutual fund administrative services to 30 mutual fund families consisting of 170 portfolios and approximately $11.8 billion in assets under service, compared to 31 mutual fund families consisting of 194 portfolios and approximately $9.7 billion in mutual fund assets under service as of September 30, 2002.

         For the nine months ended September 30, 2003 compared to the same period of 2002, investment advisory revenue and gross profit declined $127,266, or 10.8%, and $110,320, or 11.4%, respectively. Such declines primarily were due to the loss of a large client during the early part of 2003. In addition, many of our investment advisory clients are billed annually in the beginning of the year. Asset levels were lower during January 2003 than January 2002, which resulted in lower fee income during 2003. Assets under management at our investment advisory operation increased $20.2 million, or 9.2%, and $11.1 million, or
4.9%, from September 30, 2002 and December 31, 2002, respectively, to $239.4 million at September 30,
2003 due to improving market conditions and new business generated during 2003.

         For such periods, corporate revenue and gross profit increased $193,220, or 43.5%, primarily due to a $175,750, or 40.3%, increase in revenues at our premium finance company. Revenues at such company increased primarily as the result of an increased volume of loans outstanding and an increased interest spread due to a reduction in the cost of borrowed funds. Receivables at our insurance premium finance company were $4,117,944 at September 30, 2003 compared to $2,678,113 at September 30, 2002.

         Total expenses declined $38,855, or 0.4%, for the nine months ended September 30, 2003 compared to the same period of 2002. Employee compensation expense declined by $601,620, or 10.4%, primarily due to salary reductions taken by certain officers of our company during March and April of 2002, which reductions ranged from 20% to 40% of such officers' annualized salary, and a reduced employee workforce. Data processing expense increased $147,177, or 32.4%, primarily due to a $143,555 increase at our trust and retirement services operation due to its expanded usage of vendor products. Mail and courier expense declined $15,985, or 16.8%, primarily due to lower business volume at our brokerage subsidiary.
Telephone costs declined $53,710, or 31.7%, primarily due to the elimination of our wide area network in
May 2002. Equipment rental and maintenance expense increased by $73,310, or 23.3%, primarily due to licensing fees related to new cash reconciliation software at our mutual fund administration services operation, partially offset by a $16,786 decline in expenses associated with our brokerage clearing relationships. For such periods, depreciation and amortization expense increased $112,387, or 71.9%. The depreciation and amortization expense recorded for the first nine months of 2003 is typical of our normal, recurring expense. The expense recorded for the first nine months of 2002 included a reversal of an accrual made during 2001, which resulted in a reduction of depreciation and amortization expense for the first nine months of 2002 compared to the same period of 2003. Professional fees declined $65,194, or 14.4%, primarily due to a $65,369 decline in professional fees at our brokerage subsidiary due to it being reimbursed by a third-party clearing broker dealer for legal expenses we previously paid in connection with a pending arbitration. Insurance expenses increased $169,810, or 113.8%, primarily due to our purchase of expanded insurance coverage and due to a general increase in insurance rates in the insurance industry. For such periods, errors/recovery expense declined $12,567 to a credit of $140,812 for 2003 from a credit of
$128,245 for the same period of 2002, primarily due to a $140,000 net recovery during 2002 from an insurance carrier with respect to a previously recorded loss at our mutual fund administration services operation versus a $100,000 recovery in 2003 and a $89,585 reversal of the cash reconciliation reserve recorded during 2002. For such periods, other operating expenses increased $259,644, or 127.3%, primarily due to a $201,447 net decrease in the benefit received from VSX Holdings during the nine months ended





September 30, 2003 compared to the same period of 2002. Removing the effect of the VSX Holdings expense reimbursement, we experienced a $59,203 increase in other operating expenses.

         For the nine months ended September 30, 2003, we recorded income of $270,000 from settlement of the escrow established for possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement dated December 17, 2001. The reversal of accruals relating to the sale of our insurance operations amounted to $42,116. In addition, we accrued income taxes in the amount of $118,479 related to the sale. For the nine months ended September 30, 2003, we recorded a gain on sale of operations of
$193,637 compared to $0 for the same period of 2002.

         Income from discontinued operations for the first nine months of 2003 was $80,099 compared to a loss of $553,051 for the same period of 2002. Income for the nine months ended September 30, 2003 at
Unified Banking Company was $80,901 compared to a loss of $514,529 for the same period of 2002.
During June 2002, Unified Banking Company charged-off a $455,000 loan that accounted for most of the
2002 loss.

         Net income increased $1,062,773 from a loss of $1,003,523 for the nine months ended September
30, 2002 to a profit of $59,250 for the same period of 2003. Income from discontinued operations improved
$633,150 with Unified Banking Company accounting for $514,529 of the improvement (as previously discussed, $455,000 of the $514,529 was related to one loan that was written off in 2002). In addition, we recorded a net gain on the sale of operations of $193,637 without any corresponding gain in the prior year.
The net loss from continuing operations reflected an improvement of $235,986 from a loss of $450,472 in
2002 to a loss of $214,486 for the nine months ended September 30, 2003. For such periods, expenses declined $38,855 and gross profit increased $72,923. Basic and fully diluted earnings per share for the nine months ended September 30, 2003 were $0.02 per share compared to a loss of $0.35 per share in 2002.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

         Revenue for the quarter ended September 30, 2003 compared to the same quarter of 2002 declined
$331,645, or 8.4%, from $3,953,122 to $3,621,477. For such quarters, gross profit increased by $59,465, or
2.0%.

         For the quarter ended September 30, 2003 compared to the same quarter of 2002, trust and retirement services revenue increased $116,935, or 9.6%, and gross profit increased $72,649, or 7.2%, primarily due to an increase in net advisory fees as a result of the increase in average assets quarter over quarter.

         For such quarters, mutual fund administration services revenue declined $505,562, or 22.9%, and gross profit declined $72,074, or 4.5%. As previously disclosed, during 2002, management made the decision to exit the retail and discount brokerage business and focus the efforts of our brokerage subsidiary on the distribution of mutual funds. Approximately $282,537 of the decline in gross revenues between the quarters was due to a decline in revenues at our brokerage subsidiary. Unified Fund Services' gross revenue for the quarter ended September 30, 2003 declined $223,025, or 12.5%, and gross profit declined $131,252, or 8.4%, due to the loss of a large mutual fund client in May 2003. Transfer agency revenue and gross profit declined $119,639, or 17.7%, and $99,693, or 16.5%, respectively, fund accounting revenue and gross profit declined $66,955, or 15.3%, and $37,391, or 10.1%, respectively, and retirement services revenue and gross profit declined $32,161, or 45.7%. Service plan fees revenue and gross profit increased by $95,835 and $112,887, respectively. Investment management income and gross profit declined $83,106 due to
Unified Investment Advisers ceasing to serve as the advisor to the Liquid Green Money Market Fund.







         For the quarter ended September 30, 2003 compared to the same quarter of 2002, investment advisory revenue and gross profit declined $31,840, or 8.5%, and $29,932, or 10.0%, respectively, primarily due to the reasons previously discussed.

         For such quarters, corporate revenue and gross profit increased $88,822, or 58.0%, primarily due to an increase in revenues at our premium finance company. As previously discussed, revenues increased primarily as the result of an increased volume of loans outstanding and an increased interest spread due to a reduction in the prime rates.

         Total expenses increased $86,954, or 2.8%, for the quarter ended September 30, 2003 compared to the same quarter of 2002. Data processing expense increased $29,454, or 17.5%, primarily due to a $61,000 increase at our trust and retirement services operation due to its expanded usage of vendor products.
Telephone costs declined $14,312, or 34.2%, primarily due to reduced long distance charges during the third quarter of 2003. Equipment rental and maintenance expense increased by $98,527, or 94.9%, during the third quarter of 2003 primarily due to licensing fees related to new cash reconciliation software, an increase in phone service maintenance expenses and a new maintenance agreement on an imaging scanner at our mutual fund administration services operation. Occupancy costs increased by $22,148, or 10.6%, primarily due to an increase in rental expense at our premium finance company. Depreciation and amortization increased by $74,193, or 623.1%, primarily due to a reversal of an accrual made during a previous year, which resulted in a reduction of amortization and depreciation expense for 2002 compared to the same period of 2003. For such quarters, professional fees declined $38,920, or 22.9%, primarily due to an
$81,686 reimbursement received during 2003 from a third party with respect to legal fees previously paid by our brokerage subsidiary. Partially offsetting this decline was an increase in consulting fees at our mutual fund administration services operation related to the cash management reconciliation issue. Insurance expenses increased $76,742, or 162.3%, primarily due to our purchase of expanded insurance coverage and due to a general increase in insurance premiums rates in the insurance industry. For such quarters, errors/recovery expense decreased $74,346, to a credit of $65,346 for the third quarter of 2003 from an expense of $9,000 for the same period of 2002, primarily due to a $89,585 recovery in 2003. Our provision for bad debt decreased $72,731 due to management's assessment of the collectibility of certain receivables at our mutual fund administrative services operation. Business development costs decreased by $27,000 due to a decrease at our trust operation. For such quarters, other operating expenses increased $134,959, or
254.2%, primarily due to an increase in miscellaneous expenses at our trust and mutual fund operations.

         Income from discontinued operations for the third quarter of 2003 increased $58,748 compared to the same quarter of 2002. For the quarter ended September 30, 2003, Unified Banking Company recorded income of $17,800 compared to a loss of $10,937 for the same quarter of 2002.

         For such quarters, our net income increased $185,616, from a loss of $133,552 in the third quarter of 2002 to income of $52,064 for the same quarter of 2003, primarily due to $17,798 in income from discontinued operations during the third quarter of 2003 compared to a $40,950 loss from discontinued
operations in the same quarter of 2002 and a $100,103 gain recorded during the third quarter of 2003 with respect to the sale of our insurance operations during 2001. Also, contributing to the improvement was a decrease in the net loss from continuing operations of $26,765, which was primarily due to an increase in gross profit of $59,465 offset by an $86,954 increase in expenses. Basic and fully diluted earnings per share for the quarter ended September 30, 2003 were $0.02 per share compared to a loss of $0.05 per share for the same quarter of 2002.


                                                        -20-







CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         GENERAL. Management's Discussion and Analysis of Financial Condition and Results of
Operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. Our significant accounting policies are described in note 2 to the consolidated financial statements contained in this report and in note 2 to the audited, consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31,
2002. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carry values of assets and liabilities that are not readily apparent from other sources.
Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. However, we are not currently aware of any reasonable likely events or circumstances that would result in materially different results. Senior management has discussed the development, selection and disclosure of these policies and estimates with our company's independent auditor and the members of the audit, nominating and compensation committee of our board of directors. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements. This discussion should be read in conjunction with the audited, consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31,2002.

         VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL. We review intangible assets and our operating assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset.
This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and the appropriate discount methods. Such evaluations of impairment of long-
lived assets, including goodwill, are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying value of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

         Critical estimates in valuing goodwill include, but are not limited to, those discussed above.
Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
Effective January 1, 2002, we adopted Financial Accounting Standard No. 142, "GOODWILL AND OTHER
INTANGIBLE ASSETS," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing implied value to its carry value. Based upon a third-party valuation as of December 31, 2002, we have determined that our recorded goodwill was not impaired during the quarter ended September 30,
2003. Impairment adjustments after adoption of the accounting rule, if any, are required to be recognized as an operating expense when determined.

         ACCRUED LIABILITY FOR OPERATIONAL ISSUES. During 2002, we experienced operational issues at our mutual fund administration services affiliate, primarily relating to reconciliation issues. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses, which may or may not be recoverable, and $400,000 of which is related to estimated costs for professional fees, related travel and administration expenses to ascertain the nature and extent of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. Management's estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the nine and three months ended September 30, 2003, we expended $400,000 and
$148,911, respectively, of the $400,000 reserve. At September 30, 2003, we had $104,590 remaining of the $454,000 reserve for possible reconciliation losses that was recorded at December 31, 2002. During the nine months ended September 30, 2003, we expended $259,825 (net) and reversed to income $89,585 of the $454,000 reserved.

         Management is acutely aware of opportunities for enhanced controls at our mutual fund services administration operation. In fact, three initiatives are underway that should have a dramatic positive impact on quality. They are introduction of new systems, more front-end editing and personnel reorgani-
zation at such operation that will allow for additional management oversight in all operating areas.

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

         INVESTMENT SECURITIES AVAILABLE-FOR-SALE AT UNIFIED BANKING COMPANY. Securities expected to be held for an indefinite period of time are classified as available-for-sale and carried at fair value.
Unrealized gains and losses are reported as a separate component of stockholders' equity, net of estimated income taxes. Substantially all of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, liquidity and asset/liability management strategies. At
September 30, 2003, we reported accumulative other comprehensive income of $304,096. The net change during the nine months ended September 30, 2003 from December 31, 2002 was a decline of
$267,549.

         ALLOWANCES FOR DOUBTFUL ACCOUNTS AND LOAN LOSSES. We evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our customer accounts and, in the event we becomeaware of a specific customer's inability to meet its financial obligations to us
(such as in the case of bankruptcy filings or deterioration in the client's financial position or operating results), we record a reserve for bad debt or loan loss to reduce the related receivable to an amount we reasonably believe is collectible. We also record reserves for loan losses for clients based on requirements of the Office of Trust Supervision, which requires an allowance based upon a specific percentage of loans outstanding. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

         TAXES ON EARNINGS. Our effective tax rate is low because of our federal income tax net operating loss carryforwards. We record the tax benefit of the net operating loss when realized.







LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY. Our primary sources of liquidity historically have been and continue to be cash flow from operating activities, as well as cash generated through our private placements in 1998 and 1999. We also received $800,000 and $8.4 million in cash for the nine months ended September 30, 2003 and the year ended December 31, 2001, respectively, in connection with the sale of the assets of our insurance subsidiaries in 2001. In connection with such sale, an additional $800,000 in cash was deposited into an escrow account and was subject to possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement. As of December 31, 2001 we established a liability of $800,000 related to the escrow. Based on our estimate of anticipated claims settlement at December 31, 2002, we recorded a gain on the sale of $280,000 during 2002. During the third quarter 2003, we settled all outstanding claims against the escrow for $250,000 and the remaining $550,000 was released from the escrow. Based thereupon, we recorded an additional $270,000 and $95,000 as gain on the sale of operations during the nine and three months ended September 30, 2003, respectively.

         The net increase in cash and cash equivalents at September 30, 2003 from December 31, 2002 was $619,900. Commonwealth Premium Finance Corporation had an increase in receivables from insurance premium financings reflected in net cash used in operating activities of $1,157,600 and borrowings to finance the business of $2,355,000 from Unified Banking Company that was reflected in net cash provided in financing activities. Excluding the receivables from premium financing discussed above, our net cash from operating activities decreased $256,651. Of such amount, we received $800,000 in connection with the collection of the note receivable and paid approximately $350,000 of liabilities on the sale of our insurance operations. In addition, we paid $360,000 of the cash reconciliation loss. We retired common stock resulting in a usage of cash of $301,084, and had capital expenditures of $18,857.
The balance relates to changes in operating assets and liabilities. We also received $57,311 from VSX
Holdings, LLC during the nine-month period ended September 30, 2003 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         Short-term liquidity needs arise from continuous fluctuations in the flow of funds on both sides of the balance sheet resulting from growth and seasonal and cyclical customer demands. We closely monitor our level of liquidity to meet expected future needs.

         Commonwealth Premium Finance Corporation has a $3.5 million revolving line of credit from
Unified Banking Company, which matures on May 19, 2004. Interest on the line is due monthly based upon The Wall Street Journal Prime Rate (4.0% per annum as of September 30, 2003). The balance outstanding was $2,355,000 as of September 30, 2003. The line of credit is secured by Commonwealth
Premium Finance Corporation's financing receivables. Management believes that anticipated revenue from operations together with available borrowing on the line of credit should be adequate for the working capital requirements of Commonwealth Premium Finance Corporation over the next twelve months. In the event that our plans or assumptions change, we could be required to seek additional borrowing capacity prior to that time.

         We currently anticipate that the closing of the sale of Unified Banking Company will occur during the fourth quarter of 2003, subject to the satisfaction of various contingencies and conditions.
From the proceeds of the transaction, $8.2 million, we currently anticipate that we will record a gain on sale, net of selling expenses and taxes, of approximately $1,450,000. The net proceeds from the transaction will be added to our working capital and used for general corporate purposes. Additionally, such proceeds may be used for possible future investments in our subsidiaries to fund the anticipated growth of such subsidiaries, extinguishment of certain contractual obligations of our company and the repurchase of outstanding shares of our common stock.

         We believe that anticipated revenue from operations together with available cash and borrowing capacity should be adequate for the working capital requirements of our existing businesses over the next twelve months. In the event that our plans or assumptions change, or if our resources available to meet unanticipated changes in business conditions prove to be insufficient to fund operations, we could be required to seek additional financing. There can be no assurance that we would obtain such additional financing on favorable terms, if at all.

         CAPITAL RESOURCES. Total stockholders' equity was $14,985,438 at September 30, 2003 compared to $15,494,821 at December 31, 2002. The decline in total equity was due to the retirement of common stock and our change in accumulated other comprehensive loss, partially offset by our net income. We had no material commitments for capital expenditures as of September 30, 2003.

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

         Our pricing policy is that all earning assets and interest bearing liabilities be either based on floating rates or have a fixed rate not exceeding five years. Real estate mortgage loans held by us, while having long final maturities, are comprised of one, two or three year adjustable rate loans. The adjustable basis of these loans significantly reduces interest rate risk.







         The following table illustrates Unified Banking Company's estimated static gap with prepayments calculated as of September 30, 2003:

                                                                TIME TO MATURITY OR REPRICING
                                          0 to 1  1 to 2   2 to 3  3 to 6  6 to 9   9 to 12 12 to 48 48 to 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS   MONTHS  MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS
                               ---------  ------  ------   ------  ------  ------   ------   ------   ------   ------   ------

RATE SENSITIVE ASSETS
   Federal Funds sold......... $  2,296  $    --  $   --   $   -- $   --  $    --  $    --  $     --  $   --  $    --  $  2,296
   Securities.................
     U.S. agencies............       --      783     762      688  1,859    1,548    1,322     7,593     326    7,228    22,109
     FHLB stock...............      524       --      --       --     --       --       --        --      --       --       524
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
       Total securities.......      524      783     762      688  1,859    1,548    1,322     7,593     326    7,228    22,633
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
   Loans
     Commercial
       Fixed..................       --       67      61       68    205      215      212     3,190      40      183     4,241
       Variable...............    9,221       --      --       --     --       --       --        --      --       --     9,221
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
         Total commercial.....    9,221       67      61       68    205      215      212     3,190      40      183    13,462
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
     Real Estate
       Commercial
         Fixed................       --      533     999      173    801      491      800     3,514      --       --     7,312
         Variable.............    4,077       --      --       --     --       --       --        --      --       --     4,077
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
           Total commercial...    4,077      533     999      173    801      491      800     3,514      --       --    11,389
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
       Residential
         Fixed................       --       86      85       84    814      226      672     4,774     263      847     7,851
         Variable.............    5,388       --      --       --     --       --       --        --      --       --     5,388
         Other................       --        5     334        5     15       91       16       631      --       30     1,128
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
           Total residential..    5,388       91     419       89    829      317      688     5,405     263      876    14,367
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
              Total real estate   9,465     624    1,418      262  1,630      808    1,488     8,919     263      877    25,756
                               --------  -------  ------   ------  ------ -------  -------  --------  ------  -------  --------
     Construction
       Fixed..................       --        3       3        3     10       63       10       130       6       --       230
       Variable...............    2,034       --      --       --     --       --       --        --      --       --     2,034
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
         Total construction...    2,034        3       3        3     10       63       10       130       6       --     2,264
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
     Personal
       Home equity loans......    9,599       --      --       --     --       --       --        --      --       --     9,599
       Installment loans......       --      333     228      256    151      548      568     1,045      17       30     3,176
       Cash reserve loan......        5       --      --       --     --       --       --        --      --       --         5
       Personal open end
         letters of credit....    1,425       --      --       --     --       --       --        --      --       --     1,425
       Loans secured by
         deposits.............       --       --      --       --     13        1       12         1      --       --        30
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
         Total personal.......   11,029      333     229      257    164      549      581     1,046      17       30    14,235
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
   Total loans................   31,749    1,027   1,710      589  2,009    1,635    2,290    13,285     326    1,090    55,717
                               --------  -------  ------   ------ ------  -------  -------  --------  ------  -------  --------
     TOTAL RATE
       SENSITIVE ASSETS....... $ 34,569  $ 1,812  $2,473   $1,277 $3,869  $ 3,183  $ 3,613  $ 20,879  $  653  $ 8,317  $ 80,645
                               ========  =======  ======   ====== ======  =======  =======  ========  ======  =======  ========









                                                                TIME TO MATURITY OR REPRICING
                                          0 to 1  1 to 2  2 to 3   3 to 6  6 to 9   9 to 12 12 to 48 48 to 51    >51
(DOLLARS IN THOUSANDS)         IMMEDIATE  MONTHS  MONTHS  MONTHS   MONTHS  MONTHS   MONTHS   MONTHS   MONTHS   MONTHS   TOTALS

RATE SENSITIVE LIABILITIES
   Interest bearing deposits
     NOW accounts............. $  3,011 $     -- $    -- $     -- $     -- $     -- $     -- $    --  $    -- $     -- $  3,011
     Money market accounts
       Market rate accounts...    3,675       --      --       --       --       --       --      --       --       --    3,675
       Business market rate
         accounts.............      554       --      --       --       --       --       --      --       --       --      554
       Special personal
         MMDA.................    1,007       --      --       --       --       --       --      --       --       --    1,007
       Special business
         MMDA.................    1,667       --      --       --       --       --       --      --       --       --    1,667
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total money market
           accounts...........    6,903       --      --       --       --       --       --      --       --       --    6,903
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Savings accounts.........      104       --      --       --       --       --       --      --       --       --      104
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Time deposits
       CD's > 100K............       --      286     788    1,346    3,081    3,775    2,862   4,704       --      117   16,959
       CD's < 100K............       --      617   1,139    1,677    5,437    3,038    4,010   8,902       51      139   25,010
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total time deposits..       --      903   1,927    3,023    8,518    6,813    6,872  13,606       51      256   41,969
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Individual retirement
         accounts.............       --       --     148       75      357      269      516   4,646        4       59    6,073
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total interest
           bearing deposits...   10,018      903   2,075    3,098    8,875    7,082    7,388  18,252       55      315   58,060
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
     Borrowed funds
       Repurchase agreements..
       FHLB borrowings........       --       25      25       25      594       66       66   1,646       45    1,296    3,788
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
         Total borrowed funds.       --       25      25       25      594       66       66   1,646       45    1,296    3,788
                               -------- -------- ------- -------- -------- -------- -------- -------  ------- -------- --------
   TOTAL RATE
       SENSITIVE LIABILITIES.. $ 10,018 $    928 $ 2,100 $  3,123 $  9,469 $  7,148 $  7,453 $19,899  $   100 $  1,611 $ 61,848
                               ======== ======== ======= ======== ======== ======== ======== =======  ======= ======== ========

INCREMENTAL GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 34,569 $  1,812 $ 2,473 $  1,277 $  3,869 $  3,183 $  3,613 $20,879  $   653 $  8,317
   Total rate sensitive
     liabilities..............   10,018      928   2,100    3,123    9,469    7,148    7,453  19,899      100    1,611
   Gap........................   24,551      884     373   (1,846)  (5,600)  (3,965)  (3,840)    980      553    6,706
   RSA/RSL....................     3.45x    1.95x   1.18x    0.41x    0.41x    0.45x    0.48x   1.05x    6.53x    5.16x
   RSA/assets.................     0.41     0.02    0.03     0.02     0.05     0.04     0.04    0.25     0.01     0.10
   RSL/assets.................     0.12     0.01    0.02     0.04     0.11     0.08     0.09    0.24     0.00     0.02
   Gap/assets.................    29.16%    1.05%   0.44%   -2.19%   -6.65%   -4.71%   -4.56%   1.16%    0.66%    7.96%
   Gap/RSA....................    71.02    48.79   15.08  -144.56  -144.74  -124.57  -106.28    4.69    84.69    80.63

CUMULATIVE GAP REPORT
   SUMMARY INFORMATION
   Total rate sensitive assets $ 34,569 $ 36,381 $38,854  $40,131 $ 44,000 $ 47,183 $ 50,796 $71,675 $ 72,328 $ 80,645
   Total rate sensitive
     liabilities..............   10,018   10,946  13,046   16,169   25,638   32,786   40,239  60,138   60,238   61,849
   Gap........................   24,551   25,435  25,808   23,962   18,362   14,397   10,557  11,537   12,090   18,796
   RSA/RSL....................     3.45x    3.32x   2.98x    2.48x    1.72x    1.44x    1.26x   1.19x    1.20x    1.30x
   RSA/assets.................     0.41     0.43    0.46     0.48     0.52     0.56     0.60    0.85     0.86     0.96
   RSL/assets.................     0.12     0.13    0.15     0.19     0.30     0.39     0.48    0.71     0.72     0.73
   Gap/assets.................    29.16%   30.21%  30.65%   28.46%   21.81%   17.10%   12.54%  13.70%   14.36%   22.32%
   Gap/RSA....................    71.02    69.91   66.42    59.71    41.73    30.51    20.78   16.10    16.72    23.31

         We measure the impact of interest rate changes on our income statement through the use of gap analysis. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. During any given time period, if the amount of rate-sensitive liabilities exceeds the amount of rate-
sensitive assets, a company would generally be considered negatively gapped and would benefit from falling rates over that period of time. Conversely, a positively gapped company would generally benefit from rising rates.

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

                                                        PERCENTAGE CHANGE IN
                 BASIS POINT                     ------------------------------------------------------------
                 CHANGE IN                       NET INTEREST INCOME         MARKET VALUE OF PORTFOLIO EQUITY
               INTEREST RATES                     PROJECTED CHANGE                   PROJECTED CHANGE
               --------------                     ----------------                   ----------------
                    -200                              -10.52                                9.99
                    -100                               -4.65                                7.82
                       0                                0.00                                0.00
                     100                                4.96                              -10.94
                     200                                9.77                              -22.26

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






ITEM 4.  CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the
Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation. The conclusions of our chief executive officer and chief financial officer from this evaluation were communicated to the audit committee of our board of directors.
In connection with this evaluation, there were no breaches of such controls that would require disclosure to the audit committee or our auditors.

         During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.





         PART II. OTHER INFORMATION


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         Our 2003 annual meeting of stockholders was held on September 24, 2003. Of 2,829,117 shares issued, outstanding and eligible to be voted at the meeting, 2,233,187 shares, constituting a quorum, were represented in person or by proxy at the meeting. Two matters were submitted to a vote of our stockholders at the meeting.

         1. STOCK PURCHASE AGREEMENT. The first matter submitted was the approval and adoption of the Stock Purchase Agreement, dated June 9, 2003, between our company and Blue River Bancshares, Inc., pursuant to which Blue River Bancshares will acquire all of the outstanding common stock of Unified
Banking Company. Upon tabulation of the votes cast, it was determined that the Stock Purchase
Agreement had been approved and adopted. The voting results are set forth below:

              FOR                            AGAINST                                   ABSTAIN
              ---                            -------                                   -------

            2,193,808                        32,079                                     7,300

         2. ELECTION OF CLASS III DIRECTORS. The second matter submitted was the election of two
Class III director nominees, Messrs. Weaver H. Gaines and John S. Penn, to our board of directors, to continue in office until the year 2006. Upon tabulation of the votes cast, it was determined that Messrs.
Gaines and Penn had been elected. The voting results are set forth below:

                  NAME                             FOR                                    WITHHELD
                  ----                             ---                                    --------

                  Weaver H. Gaines               2,171,116                                 62,071

                  John S. Penn                   2,179,628                                 53,559

         Because we have a staggered board, the term of office of the following named Class I and Class II directors, who were not up for election at the 2003 annual meeting, continued after the meeting:

                  Class I (to continue in office until 2004)

                           Timothy L. Ashburn
                           Alice T. Kane

                  Class II (to continue in office until 2005)

                           Philip L. Conover



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                  See Exhibit Index attached hereto.

         (b) Reports on Form 8-K.

         On September 12, 2003, we filed a Current Report on Form 8-K, dated September 5, 2003 (the
"Form 8-K"), to report pursuant to Item 4 thereof, the engagement of J.D. Cloud & Co. LLP as our company's independent auditors for the year ending December 31, 2003. We also reported the dismissal of






Larry E. Nunn & Associates, LLC as our independent auditor, which dismissal occurred on September 5,
2003. We also filed pursuant to Item 7 of the Form 8-K the letter of Larry E. Nunn & Associates, LLC, dated September 9, 2003, to the Securities and Exchange Commission regarding the Item 4 disclosure contained in the Form 8-K.






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

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                                     (Registrant)



Dated:  November 14, 2003                            By:  /s/ John S. Penn
                                                          ---------------------------------------------------------
                                                          John S. Penn, President and Chief Executive Officer



Dated:  November 14, 2003                            By:  /s/ Thomas G. Napurano
                                                          ---------------------------------------------------------
                                                          Thomas G. Napurano, Executive Vice President and
                                                          Chief Financial Officer







                                  EXHIBIT INDEX

Ex. No.                                              Description
-------                                              -----------

   31.1       Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002, is filed herewith.

   31.2       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-
              Oxley Act of 2002, is filed herewith.

   32         Certification of Chief Executive Officer and Chief Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.


                                                        -32-
