Form 10-K
period 2003-12-31
UNIFIED FINANCIAL SERVICES INC
filed 2004-03-02
CIK 1033926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED 31, 2003 COMMISSION FILE NO. 0-22629

                        UNIFIED FINANCIAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                        35-1797759
(STATE OF INCORPORATION)                             (IRS EMPLOYER
                                                    IDENTIFICATION NO.)


        2353 Alexandria Drive                             40504
         Lexington, Kentucky                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (859) 514-6174

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $0.01 PAR VALUE
                        PREFERRED STOCK, $0.01 PAR VALUE


   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PREDEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH
                    FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES X NO _____

      INDICATE BY CHECK MARK IF DISCLOSURE OF DELIQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO
                                 THIS FORM 10-K. [ ]

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE ACT).
                                  YES NO __X__

     AGGREGAGE MARKET VALUE OF THE COMMON EQUITY HELD BY NON-AFFILIATES OF THE
                        REGISTRANT AS OF JUNE 30, 2003:
                   COMMON STOCK, $0.01 PAR VALUE, $12,704,513

 NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON
                          STOCKS, AS OF MARCH 2, 2004:
           COMMON STOCK, $0.01 PAR VALUE, 2,826,117 SHARES OUTSTANDING

                       DOCUMENTS INCORPORATED BY REFERENCE
 AS PROVIDED HEREIN, PORTIONS OF THE DOCUMENTS BELOW ARE INCORPORATED BY
                                   REFERENCE:

          DOCUMENT                                         PART--FORM 10-K

          REGISTRANT'S PROXY STATEMENT FOR THE             PART III
          2004 ANNUAL MEETING OF STOCKHOLDERS




                                        UNIFIED FINANCIAL SERVICES, INC.

                                                FORM 10-K

                                            TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----

PART I
         ITEM 1.      Business....................................................................................2
         ITEM 2.      Properties..................................................................................9
         ITEM 3.      Legal Proceedings..........................................................................10
         ITEM 4.      Submission of Matters to a Vote of Security Holders........................................10
         ITEM 4A.     Executive Officers of the Registrant.......................................................10

PART II
         ITEM 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                      Purchases of Equity Securities.............................................................11
         ITEM 6.      Selected Financial Data....................................................................13
         ITEM 7.      Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.................................................................................13
         ITEM 7A.     Quantitative and Qualitative Disclosure about Market Risk..................................27
         ITEM 8.      Financial Statements and Supplementary Data................................................28
         ITEM 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......49
         ITEM 9A.     Controls and Procedures....................................................................49


PART III
         ITEM 10.     Directors and Executive Officers of the Registrant.........................................50
         ITEM 11.     Executive Compensation.....................................................................50
         ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                      Stockholder Matters........................................................................50
         ITEM 13.     Certain Relationships and Related Transactions.............................................50
         ITEM 14.     Principal Accounting Fees and Services.....................................................50

PART IV
         ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................51

SIGNATURES.......................................................................................................52


                                     PART I

ITEM 1.  BUSINESS
         --------

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements contained in this Annual Report on Form 10-K are or may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management.For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund or securities industries or the imposition of regulatory penalties could have an effect on our operating results. Investments may decline in value in a rising interest rate environment. Although we believe our allowance for doubtful accounts is adequate, it may prove inadequate if one or more large clients, or numerous smaller clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our three business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management, under service and under administration, our ability to provide a high level of service satisfaction and manage costs, our ability to expand profit margins, our ability to achieve future growth and the development of VSX Holdings as an alternative trading system may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth herein under "Risk Factors." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The data presented in the following pages should be read in conjunction with our consolidated financial statements and the notes thereto on pages 30 to 49 of this report.

GENERAL

        Unified Financial Services, Inc., a Delaware holding company that was organized on December 7, 1989, is an integrated provider of financial products and services. We focus on three principal businesses:

o The provision of complete back-office and shareholder services for the assets of third-party mutual fund families, as well as our affiliated series funds, including mutual fund distribution services;

o Management and administration of 401(k) and other ERISA-directed assets; and

o Management of wealth for individuals through portfolio management and a suite of family- office services.

        Our fundamental objective is to enhance stockholder value by profitably growing assets under management, service and administration. A registered investment adviser tells customers what securities to purchase. The trust company maintains the activity of the various 401k and ERISA plans. We believe that our ability to provide a high level of service satisfaction, with an emphasis on managing costs, combined with a dedication to maintaining a highly trained and motivated workforce should help us to our goal of expanding profit margins.

         Our mutual fund administration services affiliate, Unified Fund Services, Inc., is an SEC-registered stock transfer agent that provides transfer agency, fund accounting, administrative and/or compliance services for mutual fund families. Unified Fund Services is based in Indianapolis, Indiana.

         Our trust and retirement services affiliate, Unified Trust Company, National Association, a limited purpose national banking association, was organized in 2000 upon the conversion of First Lexington Trust Company to a national banking association. Unified Trust Company, National Association is based in Lexington, Kentucky and provides complete retirement plan solutions and trust services to its clients, focusing primarily on providing trust and administrative services for, and acting as trustee of, 401(k) plans. Unified Trust Company also provides wealth management and investment services to individuals as well as investment services to trusts and business entities.

         Our investment advisory affiliate, Fiduciary Counsel, Inc., a company that dates back to 1931, provides professional investment management to individuals and institutions from its offices in New York City.

         Our brokerage affiliate, Unified Financial Securities, Inc., serves as the distributor for various mutual fund families serviced by Unified Fund Services. Unified Financial Securities is located in Indianapolis, Indiana.

         In early spring 2001, our board of directors made the decision to sell our insurance operations, which operations were determined to be incompatible with our core business - managing and servicing assets. Our board further believed that such sale would allow management to focus further on our primary businesses and provide capital to expand our core business lines. In December 2001, we sold and assigned substantially all of the assets and liabilities of our insurance subsidiaries to Arthur J. Gallagher & Co. Cash proceeds from the sale were used to retire approximately $1.6 million of outstanding indebtedness and are used to expand our other core business lines.

         In keeping with the narrowed business focus, in November 2003 we sold all of the capital stock of Unified Banking Company to Blue River Bancshares, Inc., for $8.2 million. In addition, in December 2003 we completed the sale of our small retail brokerage business to Westminster Financial Securities, Inc. for $40,000 cash. Our broker/dealer subsidiary, Unified Financial Securities, Inc., will now concentrate exclusively on providing active and passive distribution services to our mutual fund clients. This increased emphasis on distribution services strengthens our complete product/service solution to the third party mutual fund servicing industry in which we compete.

         During 2003, total revenues at our trust and retirement operations for our company grew, fueled by new clients significantly outpacing lost business in our 401(k) ERISA-directed assets line of business. Assets under service at our Unified Fund Services increased by 19.9%. Despite the increase, revenue decreased principally due to Unified Financial Securities exiting the clearing, retail and discount brokerage business. Assets under management at our investment advisory affiliate (Fiduciary Counsel, Inc.) decreased 11.2% during 2003 from the prior year.

             Unified Trust Company introduced two new products and services. The Unified Retirement Counselor will help determine how much money to save, choose an asset allocation, and recommend a combination of funds available in a person's retirement plan that matches the person's chosen asset allocation. The Unified Fiduciary Monitoring Index is a useful and value added fund management technique. It is a mathematical formula for analyzing future mutual fund performance.

         During 2003, our mutual fund administration operation focused on improving quality of services and compliance through significantly expanding internal controls, training employees, hiring experienced employees, and industry participation. New systems have been implemented to improve operational efficiency and reduce errors.

         Financial information with respect to our business lines for each of the last three years is contained in Note 14 of our consolidated financial statements contained in this Annual Report on Form 10-K.

         Our principal executive offices are located at 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 514-6174. Our subsidiaries maintain offices at 431 North Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 296-4407; and 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number
(212) 852-8852.

INTELLECTUAL PROPERTY

         We believe that we have developed and utilize valuable technology and innovations that are trade secrets and in which we have a proprietary interest. We seek to protect our proprietary information by, among other things, requiring employees to execute confidentiality and non-disclosure agreements. We also have applied for certain trademarks and patents.

OUR AFFILIATED MUTUAL FUNDS

         As of December 31, 2003, our affiliated mutual funds, the AmeriPrime Advisers Trust, the AmeriPrime Funds and the Unified Series Trust, maintained approximately $329 million, $146 million and $169 million, respectively, in total net assets. Each of the AmeriPrime Advisers Trust, AmeriPrime Funds and the Unified Series Trust is administered by Unified Fund Services and distributed by Unified Financial Securities. The board of trustees of each of the AmeriPrime Advisers Trust, AmeriPrime Funds and the Unified Series Trust consists of three disinterested trustees and two interested trustees, Timothy L. Ashburn and Ronald C. Tritschler, stockholders of our company.

VSX HOLDINGS, LLC

         On May 23, 2000, we subscribed for ten shares of VSX Holdings, LLC, a Delaware limited liability company, in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990 shares at a price of $1 per share, representing approximately 19.9% of VSX, upon the occurrence of certain specified events. VSX Holdings is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, is intended to serve as a virtual, real-time private financial market place. In connection with the organization of VSX Holdings, a third-party investor made a $3.0 million loan to VSX Holdings, which loan is evidenced by a promissory note issued by VSX Holdings to such investor. The note initially was secured by 85,000 shares of our common stock pledged by certain executive officers of our company. During January 2004, we purchased 35,500 of such shares, which remain pledged as collateral. In addition, concurrent with the issuance of such note, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the note is entitled to surrender the note to us in payment of the exercise price of the option. During the years ending May 23, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $60 and $65. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings. Should the option be exercised prior to May 23, 2003 by the holder of the note

(whether the investor, the executive officers or any other holder): (a) we would issue 50,000 shares of stock (46,153 after May 23, 2004) to the investor, the executive officers or any other holder, as the case may be, and (b) we would succeed to the $3.0 million claim against VSX Holdings.

         Our investment in VSX Holdings is accounted for on the cost method of accounting. In April 2001, we entered into a Management and Construction Agreement with VSX Holdings whereby we agreed to provide consulting and development services to VSX Holdings. Such contract also memorialized the payments received by us during 2000 for services delivered to VSX Holdings. For the years ended December 31, 2003, 2002 and 2001, we received payments totaling $71,006, $258,758 and $419,977, respectively, from VSX Holdings for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

REGULATION OF HOLDING COMPANY ACTIVITIES

         USA PATRIOD ACT OF 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

         The securities industry, including broker-dealer, investment advisory and transfer agency firms in the United States, are subject to extensive regulation under Federal and state laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD, Inc., or NASD. The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales methods, trade practices, capital structure of securities firms, recordkeeping and the conduct of directors, officers and employees. Additional state and Federal legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules often directly affect the methods of operation and profitability of money managers, broker-dealers and transfer agents. Subject to certain preemptive Federal law, investment-related firms also are subject to regulation and licensing by state securities commissions in the states in which they transact business. The SEC, state securities administrators and the self-regulatory organizations may conduct administrative proceedings that can result in censure, fine, suspension or expulsion of an investment adviser or broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers, investment advisers and transfer agents is the protection of customers and the securities markets rather than protection of creditors and shareholders of such firms. We also are subject to extensive regulation as to our duties, affiliations, conduct and limitations on fees.

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

INDUSTRY REGULATIONS

         Our broker-dealer subsidiary, Unified Financial Securities, Inc., is an NASD member. The NASD is a self-regulatory organization that has prescribed rules with respect to maximum commissions, charges and fees related to sales of shares in any open-end investment company registered under the Investment Company Act.

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

         Mutual fund directors and investment advisers to mutual funds are deemed to be "fiduciaries" of the fund. The SEC is authorized to initiate an action to enjoin a breach of fiduciary duties involving personal misconduct by any officer, director, investment adviser or principal underwriter of a fund. Shareholders or the SEC also may bring an action against the officers, directors, investment adviser or principal underwriters for breach of fiduciary duty in establishing the compensation paid to the investment adviser or underwriter. An investment adviser or underwriter to a fund, its principals and its employees, also may be subject to proceedings initiated by the SEC to impose remedial sanctions for violation of any provision of the Federal securities laws and the regulations adopted thereunder, and the SEC may preclude a firm that has been sanctioned from continuing to act in such capacity. Investment companies such as the AmeriPrime Funds, AmeriPrime Advisers Trust and Unified Series Trust are subject to substantive regulation under the Investment Company Act. Such companies must comply with periodic reporting requirements. Proxy solicitations are subject to the general proxy rules as well as to special proxy rules applicable only to investment companies. Shares of investment companies can only be offered at the next-determined net asset value plus any sales load. A fund's management agreement initially must be approved by the fund's board of trustees and a majority of the outstanding shares and, after two years, must be annually approved, either by the board or by the outstanding voting shares. A fund's management agreement must automatically terminate in the event of assignment and typically is subject to termination upon 60-days' notice by the board or by a vote of the majority of the outstanding voting shares. The underwriting or distribution agreement also must be annually approved by the board or by a vote of a majority of the outstanding voting shares, and must provide for automatic termination in event of assignment. Transactions between the investment company and an affiliate are prohibited.

REGULATORY PENALITIES FOR FAILURE TO MAINTAIN MINIMUM NET CAPITAL REQUIREMENTS

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

COMPLIANCE REQUIREMENTS AND REGULATORY PENALTIES FOR NONCOMPLIANCE

         Various aspects of our businesses are subject to Federal and state regulation as well as to oversight by self-regulatory organizations that, depending on the nature of any failure to comply with an applicable entity's rules, may result in the suspension or revocation of licenses or registration, including broker-dealer, investment adviser, transfer agent and premium finance licenses and registrations, as well as the imposition of civil fines and criminal penalties. Failure by us or any of our employees to comply with such regulations or with any of the laws, rules or regulations of Federal, state or industry authorities (principally the NASD, SEC and Office of the Comptroller of the Currency) could result in censure, imposition of fines or other sanctions, including revocation of our right to do business or in suspension or expulsion from the NASD. Any of the foregoing could have a material adverse effect upon us. Such NASD, SEC and Office of the Comptroller of the Currency regulations are designed primarily for the protection of the investing customers of securities firms and financial institutions and not our stockholders. Finally, there is no assurance that we, along with other financial institutions, fund distributors, administrators and managers will not be subjected to additional stringent regulation and publicity that may adversely affect our business.

COMPETITION

         Since inception, we have encountered substantial competition in the businesses in which we compete. Our principal competitors include mutual funds, investment advisers, investment counsel firms and financial institutions such as banks, trust companies, savings and loan institutions and credit unions. Competition is influenced by various factors, including breadth, quality of service and price. All aspects of our business are competitive. Large national firms have much greater marketing capabilities, offer a broader range of financial services and compete not only with us and among themselves but also with commercial banks, insurance companies and others for retail and institutional clients. Competition for assets under management, under service and under administration is intense from both national and regional firms. Access to local investment and the population of the region by modern communication systems is so efficient that our geographical position cannot be deemed an advantage. Our investment management operations compete with a large number of other investment management firms, commercial banks, insurance companies, broker-dealers and other financial service firms. Most of these firms are larger and have access to greater resources than us. The investment advisory industry is characterized by relatively low cost of entry and the formation of new investment advisory entities that may compete directly with us is a frequent occurrence. We directly compete with as many as several hundred firms that are of similar or larger size. Our ability to increase and retain clients' assets could be materially adversely affected if client accounts under-perform the market. The ability of our investment management subsidiaries to compete with other investment management firms also is dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. Although we may expand the financial services we provide to our customers, we do not now offer as broad a range of financial services as national stock exchange member firms, commercial banks, insurance companies and others.

DEPENDENCE ON KEY CLIENTS

         As of December 31, 2003, we provided mutual fund services, transfer agency, fund accounting, administration and/or distribution services to 31 mutual fund families consisting of 176 portfolios, with revenues from the largest mutual fund family representing approximately 31.8% of Unified Fund Services' revenues. The contracts with respect to such funds typically expire within one to three years. No assurance can be given that any of these funds will remain our clients upon expiration or termination of the various administration and distribution agreements. The loss by us of such mutual fund clients could have a material adverse effect on us.

         As of December 31, 2003, we provided trust and retirement services to approximately 1,800 different clients, with revenues from the largest client representing 1.9% of our trust company's revenues. Clients have the right to cancel their contracts at anytime. No assurance can be given that any of these clients will remain our clients upon expiration or termination of the agreements.

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

EMPLOYEES

         As of December 31, 2003, we and our subsidiaries had 126 employees, of which 122 were full-time employees. None of our employees or the employees of our subsidiaries is subject to a collective bargaining agreement. We consider our relationship with our employees and those of our subsidiaries to be good.

WEB SITES

         Our web site address is "www.unified.com." We make available free of charge on our web site our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments thereto, as soon as reasonably practicable after we file such reports with the SEC. The reference to our web site does not constitute incorporation by reference of the information contained in the web site and should not be considered part of this document.

         Under Sections 13 and 15(d) of the Securities Exchange Act of 1934, periodic and current reports must be filed with the Securities and Exchange Commission ("SEC"). We electronically file the following reports with the SEC:
Form 10-K (Annual Report), Form 10-Q (Quarterly Report), Form 8-K (Report of Unscheduled Material Events), Form S-8 and 8-A (Registration Statements), and Form DEF 14A (Proxy Statement). We may file additional forms. The SEC maintains an Internet site, www.sec.gov, in which all forms filed electronically may be accessed.

ITEM 2.  PROPERTIES
         ----------

         We, through our subsidiary, Unified Trust Company, National Association, lease our corporate headquarters and administrative office facilities located at 2353 Alexandria Drive, Lexington, Kentucky. Unified Financial Securities' and Unified Fund Services' administrative offices are located at 431 North Pennsylvania Street, Indianapolis, Indiana. Such facilities consist of approximately 12,836 square feet and are subject to a lease expiring in 2007. Unified Trust Company, National Association's administrative offices are located at 2353 Alexandria Drive, Lexington, Kentucky. The operating lease for Unified Trust Company, National Association's offices expires in 2007 and such offices have approximately 12,983 square feet. Fiduciary Counsel's administrative offices are located at 36 West 44th Street, New York, New York. The operating lease for such offices expires on April 30, 2004 and such offices have approximately 4,920 square feet. There are various alternatives including extending the lease with the landlord or relocating to another in the New York area. Our current offices are considered adequate to serve our foreseeable needs. Other than the administrative office leases, we have no other significant property holdings.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On November 15, 2001, an arbitration was filed against Unified Financial Securities, Inc. and certain other defendants (Martin and Diane Saniski v. Unified Financial Securities, Inc., Hackett Associates, Inc., Donald Friedman, Louis Aarons and Cliff Cardine, NASD Arbitration No. 01-05465). The claimants in such action opened a joint account with Unified Financial Securities, Inc. into which they deposited restricted shares of PMC Sierra common stock registered to Martin Saniski. Apparently for estate and income tax planning purposes, claimants sought to transfer a portion of the shares to an account belonging to Diane Saniski only, and then transfer the shares to a charitable remainder trust, which then would sell the shares. The entire sequence of transfers took a little less than 60 days to complete. During such 60-day period, the market price of the PMC Sierra shares declined. Claimants allege that they placed an order to sell the PMC Sierra shares with the individual financial planner with whom they were dealing (an individual who is not a registered agent of Unified Financial Securities, Inc.), but that the order was not executed. Claimants request at least $6.5 million in compensatory damages. Management believes, upon consultation with counsel, that the claims are without merit and intends to defend the action vigorously. Unified Financial Securities, Inc. has filed cross claims against the other defendants in this arbitration and also has filed a claim against Hackett Associates, Inc., pursuant to its agreement with Hackett Associates, Inc., for reimbursement of Unified Financial Securities, Inc.'s expenses to defend this matter. (Hackett is a broker dealer who cleared through Unified Financial Securities.) The arbitration with respect to this matter currently is scheduled to be held in June 2004.

         Various other claims and lawsuits incidental to our ordinary course of business are pending against us and our subsidiaries. In the opinion of management, after consultation with legal counsel, resolution of these matters is not expected to have a material effect on our consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         There were no matters submitted during the quarter ended December 31, 2003 to a vote of our stockholders, through the solicitation of proxies or otherwise.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

         The name, age and position with respect to each of our executive officers are set forth below:

         JOHN S. PENN, 52, has served as our president since April 2000, our chief executive officer since April 2002, a director since September 1999 and acting chairman since February 2004. Mr. Penn also served as our chief operating officer from July 1999 to April 2002 and as an executive vice president from July 1999 to April 2000. Mr. Penn served as a director and executive vice president of Area Bancshares Corporation, a bank holding company located in Owensboro, Kentucky, from September 1997 to July 1999. Prior thereto, Mr. Penn served as the president, chief executive officer and a director of Cardinal Bancshares, Inc., a bank holding company located in Lexington, Kentucky. Mr. Penn also is a member of the executive and 401(k) investment oversight committees of our board of directors.

         THOMAS G. NAPURANO, 62, a certified public accountant and a certified management accountant, has served as our chief financial officer and an executive vice president since 1989. Mr. Napurano served as a member of our board of directors from 1989 to March 2002.

         CHARLES H. BINGER, 47, has served as an executive vice president and our general counsel since December 1999. Prior thereto, Mr. Binger was a partner in the law firm of Thompson Coburn LLP, St. Louis, Missouri. Mr. Binger's employment with our company will terminate on March 31, 2004.

         DAVID F. MORRIS, 42, has served as a senior vice president and our associate general counsel since December 1999. Prior thereto, Mr. Morris was an associate in the law firm of Thompson Coburn LLP, St. Louis, Missouri. Mr. Morris' employment with our company will terminate on March 31, 2004.

         DR. GREGORY W. KASTEN, 49, by virtue of his status as an executive officer of a principal subsidiary of our company, also is considered an "executive officer" of our company. Dr. Kasten has served as a director and the president and chief executive officer of Unified Trust Company, National Association since 2000, and of its predecessor, First Lexington Trust Company, from 1994 to 2000. Dr. Kasten served as a director of our company from 1997 to 2000. Dr. Kasten has been awarded certified financial planner and certified pension consultant designations and received a Master of Business Administration degree with an emphasis on finance and investment management. Dr. Kasten also received a medical degree but has retired from medical practice.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
         -------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

         There currently is no established public trading market for our common stock. We have not had any stock splits or paid any stock dividends during the periods presented.

                                                      SALES PRICE
                                                HIGH               LOW
                                                ----               ---
                  2002
                  ----
                  First Quarter                  $  --                --
                  Second Quarter                 16.50 (1)         16.50 (1)
                  Third Quarter                     --                --
                  Fourth Quarter                    -- (2)            -- (2)

                  2003
                  ----
                  First Quarter                  $20.00(3)        20.00  (3)
                  Second Quarter                  8.40 (1)          5.00 (4)
                  Third Quarter                   8.05 (4)          8.05 (4)
                  Fourth Quarter                 20.00 (3)         20.00 (3)

-------------------

     (1) During June 2002 and June 2003, we repurchased 240 and 129 shares, respectively, of our common stock from the Unified Financial Services Equity Participation Plan at a price of $16.50 and $8.40, respectively, per share. The prices paid for such repurchased shares were based upon the most recent independent valuation that we had for our common stock as of the respective date of purchase.
     (2) During the fourth quarter of 2002, we repurchased 14,700 shares of our common stock in connection with the extinguishment of an outstanding loan to Unified Banking Company. In connection with such repurchase, we
         (i) gave both a release of claims to the borrower and (ii) paid $73,630 to Unified Banking Company on behalf of the borrower. The fair market value of the release was not determined.
     (3) During March 2003 and December 2003, we repurchased 15,000 and 3,000 shares, respectively, of our common stock from former officers of Equity Underwriting Group pursuant to the terms of agreements that we entered into with such officers in December 2001 in connection with the sale of our insurance operations.
     (4) Private.

         Because of our closely held nature, no representation is made that the foregoing prices are or are not reflective of a "market price." As of March 2, 2004, we reported approximately 335 stockholders of record holding our common stock. We sold no securities during 2003. To our knowledge, the most recent transaction in our common stock occurred on February 3, 2004 at a price of $10.30 per share.

         The following schedule provides information, with respect to compensation plans, on equity securities (common stock) of the company that were authorized for issuance as of December 31, 2003:

                                                                                                   NUMBER OF SHARES
                                                                                                REMAINING AVAILABLE FOR
                                                                                                 FUTURE ISSUANCE UNDER
                                                    NUMBER OF SHARES                              EQUITY COMPENSATION
                                                      TO BE ISSUED          WEIGHTED-AVERAGE       PLANS (EXCLUDING
                                                    UPON EXERCISE OF        EXERCISE PRICE OF     SHARES REFLECTED IN
                                                   OUTSTANDING OPTIONS     OUTSTANDING OPTIONS        COLUMN (A))
PLAN CATEGORY                                            (a)                       (b)                   (c)
-------------                                     -------------------     -------------------    --------------------

Equity compensation plans approved by
   security holders........................             133,858                 $41.14                 166,142
Equity compensation plans not approved by
   security holders........................                  --                     --                      --
                                                        -------                  -----                 -------

Total......................................             133,858                 $41.14                 166,142
                                                        =======                  =====                 =======

..........Our stockholders have previously approved our compensation plan.


ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

        The following is a selected summary of our consolidated financial condition and operating results as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999:

                                                                 YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                           2003            2002           2001            2000           1999
                                       -------------  -------------   -------------  -------------  --------------

Income Statement Data:
   Gross revenue....................  $  14,754,652     15,535,762      15,718,334     14,776,732     14,426,385
   Gross profit.....................     12,592,972     12,197,141      12,340,993     11,939,522     11,201,739
   Total expenses...................     13,067,600     13,905,040      14,080,763     13,014,689     12,136,882
   Loss from continuing operations..       (474,628)    (1,707,899)     (1,739,770)    (1,075,167)      (935,143)
   Other income (loss)..............        (35,928)       (25,636)        (60,230)      (334,888)      (314,151)
   Non-recurring expense............     (2,668,078)            --              --             --             --
   Income tax benefit...............        797,894        123,549       1,926,353        298,658        231,189
   Net income (loss) from continuing
     operations.....................     (2,380,740)    (1,609,986)        126,353     (1,111,397)    (1,018,105)
   Net gain on sale of operations...      1,741,768        637,681       2,847,708        (54,952)      (129,487)
   Net income (loss) from discontinued
     operations.....................         47,864       (373,509)        394,412        (36,341)      (603,198)
   Net income (loss)................       (591,108)    (1,345,814)      3,368,473     (1,202,690)    (1,750,790)

Common Share Data:
   Book value per share at year-end
     (fully diluted)................  $        4.85            5.45           5.53            4.47           4.68
   Basic earnings (loss) per share..          (0.21)          (0.47)          1.17           (0.42)         (0.61)
   Basic earnings (loss) per share-continuing
         Operations...........................(.084)          (0.56)          0.04           (0.39)         (0.35)
   Fully diluted earnings (loss) per share    (0.21)          (0.47)          1.11           (0.40)         (0.59)
    Fully diluted earnings (loss) per share......
         Continuing operations................(0.84)          (0.56)          0.04           (0.37)         (0.34)

   Avg. common shares outstanding at
     year-end.......................       2,832,407       2,866,452     2,879,476        2,880,028      2,869,862
   Avg. diluted common shares
     outstanding at year-end........       2,832,407       2,866,452     3,029,122        2,984,159      2,975,823

Balance Sheet Data (at year-end):
   Total assets of continuing operations$19,339,792       13,564,716      10,404,343     23,069,723     22,292,104
   Total assets of discontinued operations       --       80,264,400      69,786,649     42,365,604     14,456,890
   Investment securities............      3,801,072          201,487         358,713        473,272      1,818,676
   Total liabilities of continuing
   operations                             5,853,166        4,137,975       7,178,099     15,944,377     14,856,378
   Total liabilities of discontinued operations  --       74,196,320      63,961,290     35,856,084      7,314,630
   Stockholders' equity.............     13,486,626       15,494,821      16,748,911     13,325,543     13,936,301

Other Selected Financial Data:
   Assets under management..........  $ 879,362,793      720,065,488     891,542,438    977,844,600   1,003,982,000
   Assets under service............. 14,008,074,359   11,681,533,180   5,900,463,371  4,800,000,000   4,200,000,000
   Total employees at year-end......            126              144             161            168             102


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

         In December 2001, we sold substantially all of the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur J. Gallagher & Co. In connection with the sale, $800,000 in cash was deposited into an escrow account and was subject to possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement. As of December 31, 2001, we established a liability of $800,000 related to the escrow. Based on our estimate of the anticipated claims settlement at December 31, 2002, we recorded a gain on the sale of $280,000 during 2002. During the third quarter 2003, we settled all outstanding claims against the escrow for $250,000. As a result of such settlement, we recorded an additional gain on the sale of operations of $270,000 during the year ended December 31, 2003. In addition, we reversed $42,116 in selling expenses accrued for potential miscellaneous taxes and professional fees that was not required. During the year ended December 31, 2003, we also accrued $122,599 for income taxes related to the gain on sale.

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

         In November 2003, we sold Unified Banking Company to Blue River Bancshares, Inc. in exchange for $8.2 million in cash. In connection with such sale, we executed a depository agreement pursuant to which we agreed to maintain deposits solely with Shelby County Bank, a wholly owned subsidiary of Blue River Bancshares, or Unified Banking Company until we and our subsidiaries have maintained with either or both of Unified Banking Company and Shelby County Bank an aggregate minimum deposit balance, computed quarterly, of $8.5 million. The depository agreement has a term of three years from November 19, 2003. In connection with the sale, we had selling expenses of $228,449. We recorded state and federal taxes of $958,355. The after tax gain on sale was $1,552,251.

         As required by accounting rules, the operating results of our insurance subsidiaries, Fully Armed Productions, Inc. and Unified Banking Company have been excluded from our results from continuing operations for the years ended December 31, 2003, 2002 and 2001. Such results are reported as discontinued operations for such years.

COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

         Revenue for the year ended December 31, 2003 compared to the same period of 2002 declined $781,110, or 5.0%, from $15,535,762 to $14,754,652. For such periods, gross profit increased $395,831, or 3.2%, from $12,197,141 to $12,592,972.

         For the year ended December 31, 2003 compared to December 31, 2002, trust and retirement gross revenue and gross profit increased $421,407, or 8.5%, and $407,818, or 10.1%, respectively, primarily due to an increase in the average level of assets under management/administration. During the year ended

December 31, 2003, our trust and retirement services operation added 126 new accounts, representing approximately $119.8 million in assets under administration/management, but also lost 45 accounts representing approximately $34.4 million in assets under administration/management. As of December 31, 2003, our trust and retirement services operation had approximately $677.4 million in assets compared to $491.8 million as of December 31, 2002 an increase of approximately 37.7%. Wealth management assets total growth increased $94,823,824, or 35.1%, to $364,609,329 as of December 31, 2003 from $269,785,505 at December 31, 2002. ERISA assets total growth increased $90,171,784, or 40.5% to $312,771,784.

         For such periods, mutual fund administration services revenue declined $1,202,937, or 14.4%, and gross profit decreased $22,503, or 0.4%. Our mutual fund administration services operation consists of Unified Fund Services, Inc., our mutual fund administration services subsidiary, and Unified Financial Securities, Inc., our brokerage subsidiary. Unified Financial Securities gross revenue declined $1,031,843 from $1,750,032 to $718,189. Gross profit for Unified Financial Securities decreased $72,200 from $481,421 to $409,520. During 2002, management made the decision to exit the clearing, retail and discount brokerage business and focus the efforts of our brokerage subsidiary on the distribution of mutual funds. By the end of 2003, we had completely exited the retail and discount brokerage businesses. For the year ended December 31, 2003, Unified Fund Services' revenue decreased by $171,094, or 2.6%, and gross profit increased $49,697, or .9%, respectively, compared to the same period of 2002. For the year ended December 31, 2003, transfer agency revenue and gross profit increased $493,079, or 21.8%, and $562,055, or 28.7%, respectively, due principally to the addition of the Huntington funds in June 2002, which added $2.9 billion in assets for all of 2003 versus $3.4 billion for half of 2002. The addition of five new funds in 2003 added approximately $342 million in assets under service as of the end of 2003. Fund accounting revenue and gross profit declined $149,599, or 9.0%, and $146,807, or 10.3%, respectively, due to three funds closing in early 2003. Retirement service fees revenue and gross profit declined $91,479, or 32.8%, as more fund clients discontinued operations due to continuing poor market conditions. Administrative services decreased $38,698, or 2.7% and gross profit decreased $51,566, or 3.6%, due to the closure of three funds in early 2003. Service plan fees increased $66,951 and gross profit increased $119,714. For such periods, trail income and net trail income declined by $201,158, or 42.0%, and $57,799, or 28.7%, respectively, due to a decrease in basis points received from one of our mutual fund providers. Investment management fee income and gross profit declined $256,631 due to Unified Investment Advisers, Inc. ceasing to serve as the investment advisor to the Liquid Green Money Market Fund in 2002. As of December 31, 2003, we provided mutual fund administrative services to 31 mutual fund families consisting of 176 portfolios and approximately $14.0 billion in assets under service, compared to 29 mutual fund families consisting of 185 portfolios and approximately $11.7 billion in mutual fund assets under service as of December 31, 2002.

         For the year ended December 31, 2003 compared to the same period of 2002, investment advisory revenue and gross profit declined $182,860, or 11.7%, and $125,033, or 9.8%, respectively. Such declines primarily were due to the loss of a large client during the early part of 2003. Also contributing to the decrease in revenue was the loss of a large family client amounting to approximately $20,000 in fee income. In addition, many of our investment advisory clients are billed annually in the beginning of the year. Asset levels were lower during January 2003 than January 2002, which resulted in lower fee income during 2003. Assets under management at our investment advisory operation decreased $19.7 million, or 8.6%, to $207,598,658.

            Gross revenue and gross profit at our premium financing operation increased $249,231 and $201,500, respectively. This is primarily due to a $135,549, or 19.7%, increase in revenues at our premium finance company. Revenues at such company increased primarily as the result of an increased volume of loans outstanding and an increased interest spread due to a reduction in the prime rate of interest. Receivables at our insurance premium finance company were $4,320,251 at December 31, 2003 compared to $2,960,344 at December 31, 2002.

         For such periods, corporate revenue and gross profit decreased $65,951, or 64.6%. This is due to interest received on note receivable in 2002.

         Total operating expenses decreased $2,024,381, or 11.7%, for the year ended December 31, 2003 compared to the same period of 2002. Of such decrease, $1,176,941 relates to cost sales discussed above as a part of gross profit. Total expenses less cost of sales decreased $847,440. Employee compensation expense declined by $617,894, or 8.0%, primarily due to salary reductions taken by certain officers of our company during March and April of 2003 and 2002, which reductions ranged from 20% to 40% of such officers' annualized salary, and a reduced employee workforce. Correspondingly, employee benefits decreased by $50,540, or 4.4%. Data processing expense increased $77,891, primarily due to an $82,723 increase at our trust and retirement services operation due to its expanded usage of vendor products. Mail and courier expense declined $22,393, or 17.5%, primarily due to lower business volume at our brokerage subsidiary. Telephone costs declined $68,645, or 30.4%, primarily due to the elimination of our wide area network in May 2002. Equipment rental and maintenance expense decreased by $19,292, or 4.7%, primarily due to $33,058 increase in licensing fees related to new cash reconciliation software at our mutual fund administration services operation, offset by a $23,502 decline in expenses associated with our brokerage clearing relationships. Also contributing to the decrease is due to capitalizing software in 2003 versus expensing in 2002, which amounted to $13,995, and $16,185 decline at our corporate segment due to non recurring system enhancements in 2002. Occupancy increased $57,761, or 7.1%, primarily due to a $77,422 increase at our premium finance company, which was part of the selling agreement and a $12,919 increase at our trust company. Offsetting this is a $30,516 reduction in costs at our corporate segment. For such periods, depreciation and amortization expense increased $60,547, or 25.1%. The depreciation and amortization expense recorded for 2003 is typical of our normal, recurring expense. The expense recorded for 2002 included a reversal of an accrual made during 2001, which resulted in a reduction of depreciation and amortization expense for 2002 compared to the same period of 2003. Professional fees decreased $112,939, or 11.0%, primarily due to a $252,789 decrease at our mutual fund service operation. This decrease relates to the accrual of costs to startup the Unified Series Trust in 2002 and the closure of Unified Investment Advisers, which reduced trustee fees. Also contributing to the decline was a reduction of $21,087 in professional fees at our brokerage subsidiary due to it being reimbursed by a third-party clearing broker dealer for legal expenses we previously paid in connection with a pending arbitration. Expenses at our Trust operation decreased $38,423. Travel expense decreased $116,818 of which $70,646 is due to accruing expenses relating to the cash management reconciliation issue in 2002. Also contributing was a decrease in traveling by our corporate staff. Insurance expenses increased $203,859, or 84.5%, primarily due to our purchase of expanded insurance coverage and due to a general increase in insurance rates in the insurance industry. For such periods, errors/recovery expense declined $210,013, primarily due to a $454,000 accrual at our mutual fund operation in 2002, relating to reconciliation issues. Offsetting expense in 2002 was a $190,000 recovery in 2002. Provision for bad debt decreased $64,638, or 57.0%. Business development costs decreased $107,020, or 69.8%. For such periods, other operating expenses increased $152,694, or 35.1%, primarily due to an increase in all other expense at our trust operation of $193,649.

         Trust and retirement results from operations increased $791,745 from a loss of $378,867 in 2002 to a profit of $421,407. Of such increase revenue increased $412,407 and expenses decreased approximately $367,000 principally related to a reduction in staff and lower operating expenses. Mutual fund administration results from operations increased $354,371 from $234,019 in 2002 to $588,390 in 2003. Revenue decreased $1,202,937 principally at our brokerage operations which exited the clearing, retail and discount brokerage business which has lower gross profit businesses. Our mutual fund administration operating expenses decreased $494,656. For such periods, errors/recovery expense declined $210,013, primarily due to a $454,000 accrual in 2002, relating to reconciliation issues. Offsetting the expense in 2002 was a $190,000 recovery. Our professional and consulting fees decreased $196,519 due to the closure of Unified Investment Advisers, which was partially offset by higher consulting fees related to consulting associated with the cash management reconciliation project. Our investment advisory results from operations decreased $53,411 due to the loss of a large client in early 2003 and many of our investment advisory clients are billed annually when asset levels were lower during January 2003 than January 2002, which resulted in lower fee income during 2003. Our premium financing results from operations increased $124,010 primarily as the result of an increased volume of loans outstanding and an increased interest spread due to a reduction in the prime rate of interest.

         Loss from operations decreased $1,223,271, or 72.0%, due to the $2,004,381 decrease in expenses as discussed above offset by the $781,110 decrease in revenue. Net loss from continuing operations increased $770,754, primarily due to a $2,708,078 expense relating to the settlement of employment contracts. We terminated our in house counsels' employment agreements and will be utilizing external counsel. We anticipate this will lower expenses. Partially, offsetting this was an increase of $674,345 in tax benefit.

         For the year ended December 31, 2003, we recorded a gain on sale of operations of $1,741,768 compared to $637,681 for the same period of 2002. For the year ended December 31, 2003, net gain on sale of Unified Banking Company was $1,552,251. Net gain on sale of Equity Insurance Managers was $189,517. We recorded income of $270,000 from settlement of the escrow established for possible indemnification claims of Arthur J. Gallagher & Co. pursuant to the sale agreement dated December 17, 2001. The reversal of accruals relating to the sale of our insurance operations amounted to $42,116. During 2002, the $637,681 gain on sale was related to Equity Insurance Managers. Taxes on the gain on sale increased $575,288.

         Income from discontinued operations for year 2003 was $47,864 compared to a loss of $373,509 for the same period of 2002. Income for the year ended December 31, 2003 at Unified Banking Company was $80,004 compared to a loss of $626,369 for the same period of 2002. During June 2002, Unified Banking Company charged-off $655,590 in loans, which accounted for most of the 2002 loss. Also included in net income/loss from discontinued operations is $6,822 related to Equity Insurance Managers of Illinois, Fully Armed Productions, and Unified Employee Services.

          Net loss decreased $754,706 from a loss of $1,345,814 for the year ended December 31, 2002 to a loss of $591,108 for the same period of 2003. Income from discontinued operations improved $421,373 with Unified Banking Company accounting for $546,365 of the improvement ($655,590 of the $626,369 loss was related to loans written off in 2002). In addition, we recorded a net gain on the sale of operations of $1,741,768 in 2003 compared to $637,681 in 2002, a change of $1,104,087. The net loss from continuing operations increased $770,754 from a loss of $1,609,986 in 2002 to a loss of $2,380,740 for the year ended December 31, 2003. For such periods, expenses declined $2,004,381 and gross revenue decreased $781,110. Basic and fully diluted earnings per share for the year ended December 31, 2003 were ($0.21) per share compared to ($0.47) per share in 2002.

 COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

         Revenue for the year ended December 31, 2002 compared to the prior year decreased $182,572, or 1.2%, from $15,718,334 to $15,535,762. For such years, gross profit decreased $143,852, or 1.2%.

         For the year ended December 31, 2002 compared to 2001, trust and retirement services revenue increased $124,021, or 2.6% primarily due to increased fees associated with new accounts. Gross profit decreased $17,441, or 0.4%, primarily due to an increase in commissions paid. During 2002, our trust and retirement services operation added approximately 250 new accounts, representing approximately $63.1 million in assets under management. As of December 31, 2002, our trust and retirement services operation had approximately $492.4 million in assets under management compared to $511.1 million as of December 31, 2001, a decline of approximately 3.7% for the year. This minor decline primarily was due to the effect of the general decline in the financial markets during 2002, partially offset by the addition of new assets under management as a result of new client accounts and contributions made during 2002 to existing client accounts.

         Our mutual fund administration services operation consists of Unified Fund Services, Inc., our mutual fund administration services subsidiary, and Unified Financial Securities, Inc., our brokerage subsidiary. Gross revenue for our mutual fund administration increased $138,642, or 1.7%. Gross profit increased $413,746, or 7.2%. For such years, Unified Fund Services revenue increased $685,164, or 12.7%, and gross profit increased $595,876, each primarily due to an increase in assets under service at such operation during 2002. As of December 31, 2002, we provided mutual fund administrative services to 29 mutual fund families consisting of approximately 185 portfolios and approximately $11.7 billion in assets under service, compared to 30 mutual fund families consisting of 143 portfolios and approximately $5.9 billion in mutual fund assets under service as of December 31, 2001. Approximately $2.8 billion of the increase in assets under service was added during June 2002 with our commencement of services for the Huntington Funds. During 2002, Unified Fund Services added several new larger clients, but also saw several smaller clients discontinue operations due to market conditions. While our assets under service increased year to year, the mix of services (transfer agency, fund accounting and administrative services) that we provided to certain of our mutual fund clients changed. We recognize higher margins on administrative services and, to a lesser extent, fund accounting services compared to transfer agency services. Our pricing, in certain instances, also is dependent upon the number of shareholder accounts serviced. An omnibus account may represent a significant amount of assets under service, but would not generate as much in fees as an account with hundreds of shareholders but less assets under service. For such years, transfer agency and fund accounting revenues increased $680,070 and $183,191, respectively, while administration services revenues declined $164,321. For the year ended December 31, 2002 compared to 2001, brokerage revenue and gross profit declined $546,522, or 19.6%, and $182,130, or 17.0%, respectively. These declines were, in large part, attributable to a $215,011 decline in commission revenue due to the loss of certain full service brokerage accounts. In 2002, management made the decision to begin to exit the retail brokerage business and terminate our relationship with various certified public accountants that serve as registered representatives of our brokerage operation, based upon the risks and costs associated with this type of business. All such CPA relationships terminated in June 2003. Also contributing to the declines in brokerage revenue and gross profit were a $139,222 decline in fees associated with the Liquid Green Money Market Fund, which fund was transferred to Huntington Bank in September 2002, a $131,527 decline in commission revenue from introducing firm clients and a $85,129 decline in investment management fees resulting from lower trading volume from and lower asset levels at our trust and retirement services' Manager Resource program.

         For such years, investment advisory revenue and gross profit declined $398,714, or 20.3%, and $493,636, or 27.9%, respectively. Such declines primarily were due to the lower market value of assets under management at such operation. Assets under management at our investment advisory operation declined $120.2 million, or 34.5%, from $348.5 million at December 31, 2001 to $228.3 million at December 31, 2002. Of such decline, approximately $37.9 million, or 31.6%, was attributable to the transfer of the assets of the Liquid Green Money Market Fund to the Huntington Funds and approximately $26.9 million, or 22.4%, was attributable to the termination of such operation's relationship with one portfolio manager, which manager represented approximately $120,000 in revenue during 2001.

         Gross revenue and gross profit at our premium financing operation increased $9,235, or 1.6%. Receivables at our premium finance company were $2,960,344 at December 31, 2002 and $2,216,803 at December 31, 2001.

         Corporate revenue and gross profit declined $55,756, or 35.3%, primarily due to our receipt in 2001 of $135,000 in settlement of a trademark dispute. Revenue in 2001 included $82,826 of cash receipts from Equity Insurance Managers.

         Total expenses decreased $204,443, or 1.2%, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Of such decrease, cost of sales accounts for $38,720. Total expenses less cost of sales decreased $165,723. During the second half of 2001, management implemented certain expense cuts in an effort to improve the profitability of our company, which cuts were offset by the establishment of a $454,000 reserve at our mutual fund administrative services operation for possible losses relating to reconciliation issues. Significant efforts are being made to resolve the reconciliation ITEMs and we will make every effort to recoup any loss that is determined to have been caused by a third party. In addition to the $454,000 reserve, we also established a $400,000 reserve related to the estimated costs to ascertain the extent and nature of such possible losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. Data processing expense increased $194,092, or 36.3%, primarily due to the purchase of a new straight through processing system at our trust and retirement services operation. Occupancy expense increased $112,993, or 16.1%, primarily due to an $83,319 increase in expense at Commonwealth Premium Finance Company. Prior to 2002, Commonwealth Premium Finance Corporation occupied space leased by a sister company. In December 2001, Commonwealth Premium Finance Corporation began leasing space following the sale of our insurance operation. Also contributing to the increase was the loss of a subtenant at our New York office, which resulted in $14,195 in additional expense. For such years, depreciation and amortization expense declined $329,293, or 57.7%, primarily due to the effect of a reversal of a previous depreciation accrual of $187,054 and our adoption of Statement of Financial Accounting Standards No. 142, which required us to cease amortizing goodwill. Under recently adopted accounting rules, we will be required to periodically evaluate the carrying value of our goodwill balances to determine whether the value has been impaired. If we determine there has been an impairment, we will recognize a charge to our earnings in the quarter we determine the value has been impaired, which could be material. Without the adoption of SFAS No. 142, goodwill expense would have been $104,320. Professional fees increased $484,273, or 89.6%, primarily due to $280,000 in fees related to ascertaining the extent and nature of possible reconciliation losses at our mutual fund administration services operation and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. Errors/recovery expense decreased $479,783, or 67.8%. During 2002, we experienced operational issues at our mutual fund administrative services affiliate relating to reconciliation issues. As a result, we established a $454,000 reserve related to possible losses, which was recorded as errors during the fourth quarter of 2002. Offsetting this expense was a $517,000 loss recognized by Unified Investment Advisers, Inc. in the fourth quarter of 2001, which loss was related to our affiliated money market fund. We received a partial recovery of $145,000 during 2002 with respect to this loss. Our provision for bad debt declined $287,321, or 71.7%, due to our write-off during 2001 of certain uncollected receivables at our mutual fund services operations, without any corresponding write-off during 2002. Business development costs declined by $58,148, or 27.5%, due to a decline in marketing costs at our trust operation. Insurance expense increased $109,770, or 83.4%, for the year ended December 31, 2002 compared to the prior year, primarily as a result of increased premiums charged by our insurance carriers. For such years, other operating expense increased $77,142, or 22.2%, primarily due to a $419,977 benefit received by us during 2001 in connection with the construction and development of the VSX marketplace and its corresponding products, compared to a $258,758 benefit received by us during 2002. Removing the effect of the benefit received from VSX Holdings during 2002 and 2001, other expenses declined $84,077, or 11.0%, primarily due to our efforts to control costs.

         Trust and retirement results from operations increased $91,573 to a loss of $378,867 in 2002 from a loss of $470,440. The improvement is principally due to lower expenses related to a reduction in staff and lower operating expenses. Mutual fund administration results from operations increased $178,173 to $234,019 in 2003 from $55,846 in 2002. This increase resulted from a decrease in operating expenses, partially offset by a decline in revenues. Revenue at our mutual fund administrative services operation increased $7997,941 while our brokerage operations revenue declined $659,299. Our brokerage operations began in 2002 to exit the clearing, retail and discount brokerage business which has lower profit business. Our 2002 mutual fund administration operating expenses decreased significantly compared to 2001 as a result of writing off uncollectible receivables. During the second half of 2001, management implemented certain expense reductions in an effort to improve the profitability of the operations. These reductions were offset by the establishment of a $454,000 reserve for possible losses related to reconciliation issues. We also established a $400,000 reserved related to the estimated cost to ascertain the extent and nature of such possible losses and to redesign control procedures and make other system enhancement to ensure that such reconciliation issues do not recur. Our investment advisory results of operations decreased $105,246 related to lower market value of assets under management partially offset by the elimination of goodwill amortization as required by general accepted accounting principles and a planned reduction in operating expenses. Our premium financing results from operations increased $18,402 primarily as the results of an increased volume of loans outstanding slightly offset by higher operating expenses.

         For the year ended December 31, 2002, we recorded a $1,609,986 net loss from continuing operations compared to a $126,353 income for 2001. The $1,736,339 increase in net loss during such years primarily was due to the decline in income tax benefit from $1,926,353 for the year ended December 31 2001 to $123,549 for the year ended December 31, 2002. Accounting rules require us to recapture prior net operating loss carryforwards by displaying them as an income tax benefit on continued operations. Also contributing to the increase was the $143,852 decrease in gross profit, as discussed above, offset by the decreased expenses.

         For the year ended December 31, 2002, we recorded $637,681 in net gain on the sale of operations compared to $2,847,708 in 2001. We recorded $373,509 in net loss from discontinued operations for 2002 compared to $394,412 in net income from discontinued operations for 2001. Discontinued operations for the year ended December 31, 2001 included the operating results of our insurance operations, which were sold in December 2001 and of our banking operations in November of 2003.

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

         VALUATION OF LONG-LIVED ASSETS, INCLUDING. We review intangible assets and our operating assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and the appropriate discount methods. Such evaluations of impairment of long-lived assets, including goodwill, are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When an impairment is identified, the carrying value of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

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

         ACCRUED LIABILITY FOR OPERATIONAL ISSUES. Specifically, During 2002, we experienced operational issues with respect to our mutual fund administrative services affiliate, which issues are primarily related to problems associated with our reconciliation of various cash accounts. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses and $400,000 of which is related to estimated costs to ascertain the extent and nature of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. During 2003, we expended all of the $400,000 reserve. At December 31, 2003, we have estimated a remaining liability of $161,000 of the $454,000 reserve mentioned above.

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


LIQUIDITY AND CAPITAL RESOURCES

         LIQUIDITY . Our primary sources of liquidity historically have been and continue to be cash flow from operating activities. During 2003, $550,000 was released from escrow. We received $800,000 in cash for the years ended December 31, 2002 in connection with the sale of the assets of our insurance subsidiaries in 2001. We also received $8.2 million in cash before selling expenses of $228,449 for the year ended December 31, 2003 in connection with the sale of Unified Banking Company.

         Cash and cash equivalents for the year-ended December 31, 2002 of $4,269,657 increased to $5,536,622 at December 31, 2003. The net increase of cash and cash equivalents for the company was $1,226,965. Of such amount, we received $8,200,000 from Blue River Bancshares for the sale of stock of Unified Banking Company, NA, and we incurred selling expenses of $228,449. We received cash related to the note receivable from Arthur J. Gallagher & Co. of $800,000 and paid Arthur J. Gallagher & Co. $250,000 related to indemnification claims with Arthur J. Gallagher & Co. Our premium insurance financing receivable increased $1,359,907 of which the premium finance operations received proceeds from its line of credit of $55,000. Our receivables increased $403,750. We invested the part of the proceeds from the sale of Unified Banking Company of $6,012,939 less the monies used to finance the premium finance receivable of $2,430,000. We retired 18,129 shares of our common stock for $316,084. Capital expenditures accounted for a $228,170 usage of cash. We expended $400,000 for the cost of professional fees, related travel and administration expenses to ascertain the nature and extent of operational issues at our mutual fund operations and we incurred $292,600 related to reconciliation losses. The cash loss from operations, net of non-cash items such as: provisions for depreciation, provision for bad debt, change in market value of securities, loss on disposal of fixed assets. We expended cash of $78,000 for the prepaid income taxes and deposit on the purchase of Latinvalley LLC., securities of $43,000. We also received $71,006 from VSX Holdings, LLC during the year ended December 31, 2003 in connection with services we provided relating to the construction and development of the VSX marketplace and its corresponding products.

         CAPITAL RESOURCES. Total stockholders' equity was $13,486,626 at December 31, 2003 compared to $15,494,821 at year-end 2002. The decline in total equity was due to our loss from continuing operations for the year ended December 31, 2003, partially offset by the gain realized upon the sale of the assets of our insurance subsidiaries. Contributing to the decline was the retirement of common stock. We had no material commitments for capital expenditures as of December 31, 2003.

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

OFF-BALANCE SHEET ARRANGEMENTS

         In connection with the organization of VSX a third-party investor made a $3.0 million loan to VSX, which loan is evidenced by a note issued by VSX to such investor. In connection with our subscription for member interests in VSX, we issued an option to the third-party investor to acquire shares of our common stock, which option is exercisable for up to 50,000 shares before May 23, 2004 and 46,153 shares after May 23, 2004. The holder of the option may surrender the $3.0 million promissory note issued with respect to VSX Holding's loan in full satisfaction of the exercise price of the option.

         We have entered into a management arrangement with VSX, a Delaware limited liability company, whereby we provide consulting and development services to VSX Holdings. For the years ended December 31, 2003, 2002 and 2001, we received payments totaling $71,006, $258,758 and $419,977, respectively, from VSX for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

         On May 23, 2000, we subscribed for 10 shares of VSX in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990 (19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. Our investment in VSX is accounted for on the cost method of accounting. VSX is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, is intended to serve as a virtual, real-time private financial market place. In connection with the organization of VSX, a third-party investor made a $3.0 million loan to VSX, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture initially was secured by 85,000 shares of our common stock pledged by certain executive officers of our company. During January 2004, we purchased 35,500 of such shares, which remain pledged as collateral. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2003, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $55, $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings.

CONTRACTUAL OBLIGATIONS

         In January 2004, we entered into agreements with our general counsel and our associate general counsel to buy out their employment contracts. In accordance with the agreement employment of the officers will cease during early 2004. The agreement requires the Company to pay, the officers a cash settlement of $2,708,078, which has been accrued as of December 31, 2003 and is reflected as a non-recurring charge in the statement of operations for 2003. The agreements also includes the buy back of 47,025 shares of our stock held by the officers and we granted 35,500 stock options to the officers with an exercise price of $10.30 per share

                                                                 PAYMENTS DUE BY PERIOD

                                                         Less than        1 to 3      3 to 5     More than
                                            Total         1 year           years       years     5 years
                                       --------------------------------------------------------------------
    Operating leases                     $1,851,913        522,724       1,329,189       -          -
    Bank line of credit                      55,000         55,000               -       -          -
    Contract settlement liability         3,192,436      3,192,436               -       -          -
                                          ---------      ---------     -----------      --         --
         Total                           $5,099,349      3,770,160       1,329,189       -          -
                                          =========      =========       =========      ==         ==

RISK FACTORS

         Our business is subject to a number of risks and uncertainties. The risks and uncertainties described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial also may impair our business operations. Our business could be harmed by any of these risks. If any of the following risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. In such case, the price of our common stock could decline, and you may lose all or part of your investment. In assessing these risks, you should refer to the other information contained in this report, including our consolidated financial statements and related notes.

         THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE FURTHER GROWTH IN ASSETS OR EARNINGS. Our ability to achieve growth will be dependent upon numerous factors including, but not limited to, general economic conditions, our ability to recruit qualified personnel and our ability to execute our business plan. We also have completed various acquisitions in the past few years that have significantly enhanced our rate of growth. We cannot provide you assurances that we will continue to sustain this rate of growth or grow at all.

         INSIDERS MAY CONTROL OUR FUTURE OPERATIONS AS A RESULT OF THE CONCENTRATION OF CONTROL OF OUR COMMON STOCK. Our executive officers and directors beneficially own approximately 24.9% of our outstanding common stock. As a result, these insiders may be able to control the election of our board of directors and thus our direction and future operations, and our stockholders may lack an effective vote with respect to such matters.

         WE ARE SUBJECT TO EXTENSIVE REGULATION. The banking, trust and securities industries are heavily regulated under both Federal and state law. These regulations are primarily intended to protect customers, not our creditors or stockholders. We and our subsidiaries also are subject to the supervision of the SEC and the Office of the Comptroller of the Currency, in addition to other regulatory and self-regulatory organizations. Regulations affecting banks, trust companies and other financial services companies undergo continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that affects us and our subsidiaries. We cannot assure you that such modifications or new laws will not adversely affect us or our subsidiaries.

         WE HAVE EXPERIENCED RAPID GROWTH IN NET REVENUE AND EXPANSION OF OUR OPERATIONS. Rapid growth has placed strain on our management, information systems, operation and resources. During 2002, we established a $454,000 reserve for possible losses relating to reconciliation issues, a problem that we believe stemmed from the recent growth of our mutual fund administration services operation. We also established a $400,000 reserve related to the estimated costs to ascertain the extent and nature of such possible losses and to redesign control procedures and make other system enhancements to ensure such reconciliation issues do not recur. During 2003, we expended all of the $400,000 reserve. At December 31, 2003, we have estimated the remaining liability of $161,000 of the $454,000 reserve. The review process is complete. Our ability to manage any future growth will continue to depend upon the successful expansion of our sales, marketing, customer support, administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. Continued growth also will require us to hire more personnel, and expand management information systems. Recruiting qualified personnel is an intensely competitive and time-consuming process. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies or that we will not experience constraints that will adversely affect our ability to support satisfactorily our clients and operations. There can be no assurance that we will be able to attract, manage and retain additional personnel to support any future growth, if any, or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. If our management is unable to manage growth effectively, our business, financial condition and results of operations could be materially adversely affected.

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

         OUR OPERATIONS ARE PARTIALLY DEPENDENT UPON OUR ABILITY TO PROTECT OUR NETWORK INFASTRUCTURE AGAINST DAMAGE. Events such as fire, earthquakes, severe flooding, mudslides, power loss, telecommunications failures and similar events, and our failure to construct networks that are not vulnerable to the effects of these events, could cause additional major interruptions in the services provided by us.

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

         OUR NETWORK IS VULNERABLE TO VARIOUS SECURITIES RISKS. Despite the implementation of network security measures by us, such as limiting physical and network access to our routers, our Internet access systems and information services are vulnerable to computer viruses, break-ins and similar disruptive problems caused by our customers or other Internet users. Such problems caused by third parties could lead to interruption, delays or cessation in service to our customers. Furthermore, such inappropriate use of the Internet by third parties also could potentially jeopardize the security of confidential information stored in the computer systems of our customers and other parties connected to the Internet, which may deter potential subscribers. Persistent security problems continue to plague public and private data networks. Recent break-ins reported in the press and otherwise have reached computers connected to the Internet at major corporations and Internet access providers and have involved the theft of information, including incidents in which hackers bypassed firewalls by posing as trusted computers. Alleviating problems caused by computer viruses, break-ins or other problems caused by third parties may require significant expenditures of capital and resources by us, which could have a material adverse effect on us. Until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet service industry in general and our customer base and revenues in particular. Moreover, if we experience a breach of network security or privacy, there can be no assurance that our customers will not assert or threaten claims against us based on or arising out of such breach, or that any such claims will not be upheld, which could have a material adverse effect on our business, financial condition and results of operation.

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

         In connection with our credit risk, we evaluate the collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our customer accounts and, in the event we become aware of a specific customer's inability to meet its financial obligations to us (such as in the case of bankruptcy filings or deterioration in the client's financial position or operating results), we record a reserve for bad debt or loan loss to reduce the related receivable to an amount we reasonable believe is collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Unified Financial Services, Inc. and subsidiaries
Lexington, Kentucky

We have audited the accompanying consolidated statement of financial condition of Unified Financial Services, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. .

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unified Financial Services, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

                                                /s/ J.D. Cloud & Co.  L.L.P
                                                Certified Public Accountants


Cincinnati, Ohio
February 3, 2004

                           INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Unified Financial Services, Inc.


We have audited the accompanying consolidated statement of financial condition of Unified Financial Services, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Unified Financial Services, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.



/s/ Larry E. Nunn & Associates, LLC
Columbus, Indiana
January 31, 2003

                        UNIFIED FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 and 2002

                                     ASSETS


                                                                                 2003                   2002
                                                                                 ----                   ----
Current Assets
     Cash and cash equivalents.........................................    $   5,536,622              4,269,657
     Investment in securities and mutual funds ........................        3,801,072                201,487
     Note receivable...................................................               --                800,000
     Accounts receivable (net of allowance for doubtful accounts of
      $10,995 for 2003 and $68,715 for 2002)...........................        2,644,376              2,289,483
     Receivables from premium financing................................        4,320,251              2,960,344
     Prepaid assets and deposits.......................................          683,800                600,578
     Total assets of discontinued operations...........................               --             80,264,400
                                                                            ------------           ------------

         Total current assets, net.....................................      16,986,121              91,385,949
                                                                           -------------           ------------

Fixed Assets, at cost
     Equipment and furniture (net of accumulated depreciation of
       $1,990,697 for 2003 and $1,875,596 for 2002)....................        1,191,540              1,315,562
                                                                            ------------           ------------

         Total fixed assets............................................        1,191,540              1,315,562
                                                                            ------------           ------------

Non-Current Assets
     Investment in affiliate (see note 15).............................            1,010                  1,010
     Goodwill (see note 2).............................................        1,006,061              1,006,061
     Other non-current assets (see note 2).............................          155,060                120,534
                                                                            ------------           ------------

         Total non-current assets......................................        1,162,131              1,127,605
                                                                            ------------           ------------

              TOTAL ASSETS.............................................    $  19,339,792             93,829,116
                                                                            ============           ============
















The accompanying notes to financial statements are an integral part of these statements

                        UNIFIED FINANCIAL SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 and 2002
                           --------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -----------------------------------

                                                                                    2003                 2002
                                                                                    ----                 ----
Current Liabilities:
     Borrowing under bank line of credit (see note 6)...................     $      55,000                    --
     Total liabilities of discontinued operations.......................                --            74,196,320
     Accounts payable and accrued expenses..............................         1,658,340             1,692,768
     Contract settlement liability (see note 17)........................         3,192,436
                --
     Accrued compensation and benefits..................................           393,559               447,485
     Payable to broker-dealers..........................................            31,935                79,962
     Income taxes payable...............................................                --               144,204
     Other liabilities..................................................           359,387             1,615,986
                                                                              ------------          ------------

         Total current liabilities......................................         5,690,657            78,176,725
                                                                              ------------          ------------

Long-Term Liabilities
     Total long-term liabilities........................................           162,509               157,570
                                                                              ------------          ------------

              Total liabilities.........................................         5,853,166            78,334,295
                                                                              ------------          ------------

Commitments and Contingencies...........................................                --                    --
                                                                              ------------          ------------

Stockholders' Equity
     Preferred stock, par value $.01 (authorized shares - 1,000,000;
none issued)      .....................................................--               --
     Common stock, par value $.01 per share (authorized shares -
         20,000,000; issued and outstanding shares - 2,826,117 for
         2003 and 2,844,246 for 2002)...................................            32,761                32,943
     Additional paid-in capital.........................................        15,643,845            16,004,747
     Retained deficit...................................................        (1,705,622)           (1,114,514)
     Accumulated other comprehensive income.............................                --               571,645
                                                                              ------------          ------------
                                                                                13,970,984            15,494,821
       Treasury stock, at cost  (47,025 shares)...........................        (484,358)                   --
                                                                           ----------------       --------------
              Total stockholders' equity................................        13,486,626            15,494,821
                                                                              ------------            ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................     $  19,339,792            93,829,116
                                                                             =============            ==========











The accompanying notes to financial statements are an integral part of these statements

                                        UNIFIED FINANCIAL SERVICES, INC.
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                                  --------------------------------------------

                                                            2003                  2002                  2001
                                                            ----                  ----                  ----
REVENUE (see note 14).................................$    14,754,652            15,535,762          15,718,334
OPERATING  EXPENSES:...............................
     Cost of sales ................................         2,161,680             3,338,621            3,377,341
     Employee compensation.........................         7,092,153             7,710,047            7,693,831
     Employee insurance and benefits...............         1,090,725             1,141,265            1,185,030
     Data processing...............................           806,661               728,770              534,678
     Mail and courier..............................           105,905               128,298              148,853
     Telephone.....................................           157,126               225,771              242,045
     Equipment rental and maintenance..............           389,301               408,593              397,967
     Occupancy.....................................           872,419               814,658              701,665
     Depreciation and amortization.................           301,932               241,385              570,678
     Professional fees.............................           912,009             1,024,948              540,675
     Provision for bad debt........................            48,857               113,495              400,816
     Travel and entertainment......................           194,069               310,887              266,583
     Insurance.....................................           445,231               241,372              131,602
     Errors/recovery...............................            17,510               227,523              707,306
     Business development costs....................            46,319               153,339              211,487
     Other operating expenses......................           587,383               424,689              347,547
                                                        -------------         -------------         ------------
         Total operating expenses..................        15,229,280            17,233,661           17,458,104
                                                        -------------         -------------         ------------
Loss from operations...............................          (474,628)           (1,697,899)          (1,739,770)
OTHER INCOME/(EXPENSE):
     Gain (loss) on securities.....................            16,646               (25,581)             (13,456)
     Gain (loss) on disposal of assets.............           (50,258)               (6,761)              76,010
     Interest...........................................       (2,316)               (3,294)            (122,784)
     Non-recurring charge, net (see note 5)........        (2,668,078)                   --                   --
                                                        -------------         -------------         ------------
Income (loss) from continuing operations, before
     income taxes..................................        (3,178,634)           (1,733,535)          (1,800,000)
Income tax benefit.................................           797,894               123,549            1,926,353
                                                        -------------         -------------         ------------
 Net income (loss) from continuing operations......        (2,380,740)           (1,609,986)             126,353
Gain on sale of operations (net of income taxes of
     $965,461, $390,173 and $1,842,193,
      respectively)................................         1,741,768               637,681            2,847,708
Income (loss) from discontinued operations
     (net of income taxes $30,964, ($241,624)
      and $285,609, respectively)..................            47,864              (373,509)             394,412
                                                        -------------         -------------         ------------
Net income (loss)..................................    $     (591,108)           (1,345,814)           3,368,473
                                                        =============         =============         ============
Per share earnings (loss)
     Avg basic common shares outstanding...........         2,832,407             2,866,452            2,879,476
     Net income (loss) - basic.....................    $       (0.21)                (0.47)                 1.17
     Net income (loss) from continuing
        operations.................................    $       (0.84)                (0.56)                 0.04
     Avg fully diluted common shares outstanding...         2,832,407             2,866,452            3,029,122
     Net income (loss) fully diluted...............    $       (0.21)                (0.47)                 1.11
     Net income (loss) from continuing
       operations..................................    $       (0.84)                (0.56)                 0.04










The accompanying notes to financial statements are an integral part of these statements

                                        UNIFIED FINANCIAL SERVICES, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                                  --------------------------------------------

                                                                     2003                  2002            2001
                                                                     ----                  ----            ----

CASH FLOW FROM OPERATING ACTIVITIES.............................$   (591,108)           (1,345,814)        3,368,473
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
         Income tax payable...............................          (955,552)              207,395        (1,330,420)
         Provision for depreciation and amortization......           301,932               241,385           570,678
         Provision for bad debt...........................            48,857               113,495           400,816
         Change in market value of securities.............           (16,646)               11,983             2,584
                  Loss on sale of securities..............               --                 13,599            10,872
         Loss on disposal of fixed assets.................            50,258                 6,761           (28,998)
         Gain on sale of discontinued operations, including income(1,741,768)             (264,172)       (3,242,120)
         Gain on sale of retail brokerage accounts........           (40,000)                   --                --
         Proceeds from sale of securities.................         2,430,000               234,556           106,275
         Investments in securities and mutual funds.......        (6,012,939)             (102,910)           (5,173)
         (Increase) decrease in operating assets
              Receivables.................................          (403,750)              551,978         7,287,442
              Receivables from premium financings.........        (1,359,907)             (744,460)         (107,441)
              Prepaid and sundry assets...................            (5,222)             (252,029)          (96,840)
              Notes receivables...........................           800,000                    --          (800,000)
              Other non-current assets....................           (29,587)              (76,838)          347,440
         Increase (decrease) in operating liabilities
              Accounts payable and accrued expenses.......           (34,428)             (881,948)         (163,725)
              Contract settlement liability...............         2,708,078                    --                --
              Accrued compensation and benefits...........           (53,926)             (123,398)          130,411
              Other liabilities...........................        (1,304,626)           (1,010,162)       (5,814,498)
                                                                   ----------            -----------       ----------
         Net cash provided by (used in) operating activities      (6,210,334)           (3,420,579)          635,776
                                                                   ----------            ----------         ---------

CASH FLOW FROM INVESTING ACTIVITIES
   Purchase of equipment..................................          (228,170)             (258,881)         (871,503)
   Proceeds from sale of fixed assets.....................                 2                 3,726         1,017,106
   Proceeds from sale of retail brokerage accounts........            40,000                    --                --
   Net proceeds from sale of discontinued operations .....         7,971,551               412,721          ,369,921
   Investment in affiliate................................                --                    --            (1,000)
                                                                   ---------             ---------        ----------
      Net cash provided by investing activities...........         7,783,383               157,566         5,514,524
                                                                   ---------             ---------        ----------

CASH FLOW FROM FINANCING ACTIVITIES
   Retirement of common stock.............................          (361,084)              (81,550)          (71,820)
   Proceeds on bank line of credit........................            55,000               985,220         1,309,780
   Rescission of Fund Armed Productions...................                --                    --                --
   Repayment of borrowings................................                --            (2,050,000)       (4,157,473)
   Repayment of capital lease obligations.................                --                (1,049)           (7,884)
                                                                   ---------              ---------        ----------
     Net cash used in financing activities................          (306,084)           (1,147,379)       (2,927,397)
                                                                   ---------             ----------        ----------

Net increase (decrease) in cash and cash equivalents......         1,266,965            (4,410,392)        3,222,903

Cash and cash equivalents - beginning of year.............         4,269,657             8,680,049         5,457,146
                                                                   ---------             ---------        ----------
Cash and cash equivalents - end of year...................       $ 5,536,622             4,269,657         8,680,049
                                                                   =========             =========        ==========


SUPPLEMENTARY INFORMATION
Interest paid     ........................................         $   2,316                 3,294           141,564
                                                                  ==========          =============       ==========
Income taxes paid .........................................      $   203,895               283,429            41,575
                                                                  ==========          =============        ==========







The accompanying notes to financial statements are an integral part of these statements.

                        UNIFIED FINANCIAL SERVICES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
                  ---------------------------------------------

                                                                               ACCUMULATED
                                                     ADDITIONAL                   OTHER
                                         COMMON        PAID-IN     RETAINED    COMPREHENSIVE    TREASURY
                                          STOCK        CAPITAL     (DEFICIT)      INCOME          STOCK       TOTAL
                                          -----        -------     ---------      ------          -----       -----

Balance at January 1, 2001..........     $ 33,300     16,259,091  (3,137,173)    170,323                  13,325,541
  2001 net income                                                  3,368,473                               3,368,473
  Net unrealized gain on
   available-for-sale securities, net
   of taxes and reclassification
     adjustment....................                                              126,717                      126,717
  Comprehensive income................                                                                      3,495,190
  Repurchase of stock                         (23)      (71,797)                                             (71,820)
                                      ------------    ----------  -----------   ------------   ----------- ----------

Balance at December 31, 2001........        33,277    16,187,294     231,300     297,040                   16,748,911
  2002 net loss                                                   (1,345,814)                              (1,345,814)
  Net unrealized gain on
   available-for-sale securities, net
   of taxes and reclassification
  adjustment........................                                             274,605                      274,605
  Disposition of Fully Armed
   Productions                             (182)      (101,149)                                              (101,331)
  Repurchase of stock                      (152)       (81,398)                                               (81,550)
                                       ----------   ------------   ----------- --------------- ------------ -----------

Balance at December 31, 2002........      32,943     16,004,747     (1,114,514)  571,645                     15,494,821
 2003 net loss......................                                  (591,108)                               (591,108)
  Net unrealized loss on
  available-for-sale securities,
  net of taxes and reclassification
  adjustments.......................                                            (821,437)                    (821,437)
 Reclassification adjustment for gain
   on sale of operations, net of income
   taxes of $128,700                                                             249,792                       249,792
 Comprehensive loss                                                                                         (1,162,753)
 Retirement of common stock.........      (182)  (360,902)                                                    (361,084)
 Common stock repurchased (see note 15)                                                      (484,358)        (484,358)
                                      --------  ----------    -----------    ------------  ------------     ------------
 Balance at December 31, 2003........$  32,761   15,643,845   (1,705,622)            --      (484,358)       13,486,626
                                      =======   ==========    ===========   ============= ==============  ==============























The accompanying notes to financial statements are an integral part of these statements.

Note 1 - NATURE OF OPERATIONS

         Unified Financial Services, Inc., a Delaware holding company for various financial services companies, was organized on December 7, 1989. We distribute our services platform via the traditional industry channels of our subsidiaries and via the Internet. Through our subsidiaries, all of which are wholly owned, we provide services primarily in three lines of business: trust and retirement services; mutual fund administration services; and investment advisory services.

         Our trust and retirement services operation, which is headquartered in Lexington, Kentucky, provides professional financial management to individuals and institutions, including private pension plans and foundations. Unified Trust Company, National Association, specializes in retirement plans and is regulated by the Office of the Comptroller of the Currency. Our trust company also provides consulting, recordkeeping and trust accounting services for qualified retirement and cafeteria plans. Our trust subsidiary is required by the Office of the Comptroller of the Currency to maintain minimum capital of $2.0 million. As of December 31, 2003 and 2002, Unified Trust Company, National Association had total capital of $2.5 million and $2.2 million, respectively.

         Our mutual fund administration services operation, which is based in Indianapolis, Indiana, provides services such as transfer agency, fund accounting, and administrative, regulatory, compliance distributions services and start-up services for mutual funds, investment advisors, banks and other money managers in their proprietary mutual fund efforts. Our brokerage, Unified Financial Securities, Inc. "Securities", operation consists of a registered broker-dealer under the Securities Exchange Act of 1934, as amended, that is a member of the NASD, Inc. As of December 2003, our brokerage operation limited its business to mutual fund distributor.

         Our premium finance subsidiary, Commonwealth Premium Finance Corporation, provides financing for the payment of premiums on insurance coverage placed by an unaffiliated insurance brokerage operation and is licensed under applicable governing regulations in the States of Kentucky, Tennessee, Illinois and Ohio and also conducts business in the states of West Virginia and Indiana, which do not require licensing of premium finance companies.

         Our investment advisory services operation, which is based in New York City, provides professional financial management to individuals and institutions on a customized basis.

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation
         ---------------------
         Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which required the use of estimates made by our management. Actual results may vary from those estimates. Our financial statements include the accounts of Unified Financial Services, Inc. and our subsidiaries after elimination of all material intercompany accounts and transactions.

         Cash and cash equivalents
         -------------------------
         For purposes of the Consolidated Statements of Cash Flows, we consider all liquid investments with an original maturity of three months or less to be cash equivalents. We maintain money market investments that are not insured by the Federal Deposit Insurance Corporation and bank accounts that exceed the Federal Deposit Insurance Corporation's insurance limit during the year.

         Investments
         -----------
         Investments, which consist primarily of investments in mutual funds (affiliated or non-affiliated), are recorded and adjusted to the fair market value as of the date of the financial statements and reported on the Consolidated Statements of Operations as unrealized gain or loss on securities.

         Accounts Receivable
         -------------------
         Accounts receivable are carried at cost less an allowance for doubtful accounts. On a periodic basis, accounts receivable are evaluated and an allowance for doubtful accounts is established, based on a history of past write-offs and collections and current credit conditions. Concentration of credit risk in accounts receivable is believed to be minimal.

         Revenue recognition
         -------------------
         We record all revenue on the accrual basis of accounting. The fees earned by the operation and paid to sub-advisers are based on established fee schedules and contracts. Generally, fees may be collected from the invested assets. Thus, collection of the fees is reasonably certain. Revenue is recorded as it is earned each month based. Associated fees are generally based on market values of account balances.

         Fixed Assets
         ------------
         Fixed assets are stated at cost. Depreciation is provided on the straight-line or accelerated method over the estimated useful life of the assets for financial statement purposes. Property and equipment at December 31 consist of:

                                                                    2003                    2002
                                                                    ----                    ----
         Fixed assets, at cost:
         Furniture and Fixtures...........................    $    813,851                939,568
         Computer and communication equipment.............       1,663,622              1,621,229
         Leasehold improvements                                    704,764                657,092
                                                                 ---------             ----------
              Gross fixed assets                                 3,182,237              3,217,889
         Accumulated depreciation and amortization               1,990,697              1,902,327
                                                                 ---------              ---------
              Net fixed assets                                 $ 1,191,540              1,315,562

                                                                 =========              =========

         Compensation and related benefits attributable to the development of computer software for internal use totaling $41,808 in 2003 have been capitalized and are being amortized over a three year period.

         Other Non-Current Assets
         ------------------------
         Other non-current assets consist primarily of deposits and the cash surrender value of life insurance policies. At December 31, 2003 other non-current assets also includes our investment of $43,000 for the purchase of Latinvalley Securities, LLC, securities which as of December 17, 2003 we have purchased 20% ownership with the remaining 80% pending in 2004.

         Income Taxes
         ------------
         We file consolidated Federal and state income tax returns with our subsidiaries.

         We have adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires use of the liability method of accounting for deferred income taxes.

         Goodwill and other intangibles
         ------------------------------
         Effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing its implied value to its carrying value. Based upon these tests, we have determined that goodwill was not impaired. Impairment adjustments recognized after adoption, if any, are required to be recognized as operating expense.

         Significant Estimate
         ---------------------
         Specifically, during 2002, we experienced operational issues with respect to our mutual fund administrative services affiliate, which issues primarily are related to problems associated with our reconciliation of various cash accounts. In connection therewith, we established an $854,000 reserve, $454,000 of which is related to possible reconciliation losses and $400,000 of which is related to estimated costs to ascertain the extent and nature of such losses and to redesign control procedures and make other system enhancements to ensure that such reconciliation issues do not recur. During 2003, we expended all of the $400,000 reserve. At December 31, 2003, we have estimated a remaining liability of $161,000 of the $454,000 reserve mentioned above.

         Recent Accounting Pronouncements
         --------------------------------
         During 2003, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 132 (revised
         2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87 Employers Accounting for Pensions, No.88 Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plan and for Termination Benefits, and No.106 Employers Accounting for Postretirement Benefits Other Than Pensions." This statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans.

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

         FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in late 2002. The Interpretation elaborates on existing disclosure requirements for most guarantees, including loan guarantees such as financial and performance standby letters of credit routinely issued by financial institutions. At the time a guarantor issues a guarantee, the guarantor must recognize an initial liability for the fair value of the obligations it assumes under the guarantee. The initial recognition and measurement provisions of the Interpretation apply to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The adoption of Interpretation No. 45 did not have a material impact on our financial statements.

                                                              -

         During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." This statement explains how to apply the controlling financial interest criterion in ARB51 to variable interest entities. Variable interest entities include many entities that have been referred to as special-purpose entities as well as other entities that are structured in such a way that a) the equity investment at risk is not sufficient to permit the entity to finance itself with subordinated financial support in other forms or b) the equity investors as a group lack decision-making powers and do not absorb losses or receive residual returns. The adoption of Interpretation No. 46 did not have a material impact on our financial statements.

         Off-Balance Sheet Arrangement
         -----------------------------
         In connection with the organization of VSX Holdings, Inc. ("VSX") a third-party investor made a $3.0 million loan to VSX, which loan is evidenced by a debenture issued by VSX to such investor. In connection with our subscription for member interests in VSX, we issued an option to the third-party investor to acquire shares of our common stock, which option is exercisable for up to 50,000 shares before May 23, 2004 and 46,153 shares after May 23, 2004. The holder of the option may surrender the $3.0 million promissory note issued with respect to VSX's loan in full satisfaction of the exercise price of the option (see note 4 - "Options" and note 15 - "Investment in Affiliate").

         Reclassifications
         -----------------
         Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. For segment report purposes, Unified Financial Securities (our brokerage subsidiary) has been included in mutual fund administration services based upon management's decision to exit the clearing, discount and full services brokerage operations and concentrate on mutual fund distribution. Our premium financing operation has been included in the corporate segment due to Unified Banking Company being reflected as a discontinued operation based upon our agreement to sell Unified Banking Company.

Note 3 - ACQUISITIONS, DISPOSALS AND SALES

         Income from discontinued operations reflects Unified Banking Company's pretax profit of $80,004 and Equity Insurance Managers of Illinois, L.L.C.'s pretax loss of $1,176 and income taxes provision of $30,964 for the year ended December 31, 2003. For the year-end December 31, 2002, the results from discontinued operations included Unified Banking Company's pre-tax loss of $626,369, Fully Armed Productions, Inc.'s pretax profit of $1,174, Equity Insurance Manager of Illinois, L.L.C.'s pretax profit of $10,062 and income taxes benefit of $241,624. For the year-end December 31, 2001, the results from discontinued operations included Unified Banking Company's pretax loss of $810,877, Fully Armed Productions, Inc.'s pretax profit of $75,262 and Equity Insurance Managers pretax profit of $1,415,636 and income taxes provision of $285,609.

         Sale of Unified Banking Company
         ------------------------------
         On November 19, 2003, we sold all of the outstanding capital stock of Unified Banking Company, a wholly owned subsidiary of the Company to Blue River Bancshares, Inc., an Indiana corporation ("Blue River"). In connection with the sale, the Company received $8.2 million in cash in exchange for all of the outstanding capital stock of Unified Banking Company. In connection with such sale, the recorded net book value of Unified Banking Company and selling expenses totaled $5,804,887. We recorded state and federal income taxes on $842,862, which resulted in an after-tax gain of $1,552,251 with respect to the sale for the year ended December 31, 2003.

         In connection with the execution of the Stock Purchase Agreement, the Company and Blue River also executed a Depository Agreement (the "Depository Agreement"). Pursuant to the Depository Agreement, the Company has agreed to maintain deposits solely with Shelby County Bank, a wholly owned subsidiary of Blue River, or Unified Banking Company until the Company and its subsidiaries have maintained with either or both of Unified Banking Company and Shelby County Bank an aggregate minimum deposit balance, computed quarterly, of $8.5 million. The Depository Agreement has a term of three years from November 19, 2003.

         Unified Banking Company commenced operations on November 1, 1999. Included in our Consolidated Statements of Financial Condition at October 31, 2003, December 31, 2002 and 2001 were the bank's total assets of $81,459,523, $80,264,401, and $69,786,649, respectively, and total liabilities of $75,927,777, $74,196,320, and $63,961,290, respectively. As of such dates, certain components of such assets and liabilities were as follows:


                                                                 OCTOBER 31,          DECEMBER 31,        DECEMBER
                                                                    2003                  2002              2001
                                                                    ----                  ----              ----
         Total assets:
         Cash ............................................    $    139,385               295,292           164,433
         Due from banks...................................       1,145,323             1,656,549         1,357,483
         Federal funds sold...............................         473,000             1,479,000         4,033,000
         Investments in securities:
              US agency securities........................      21,595,489             17,485,206       19,071,837
              FHLB stock..................................         529,200                508,200          196,300
         Loans:
              Real estate loans...........................      38,616,804             33,947,774        26,482,150
              Commercial loans............................      13,676,658             17,685,656        11,047,590
              Installment loans...........................       4,903,961              6,463,710         6,573,173
              Other loans.................................          51,009                 32,078            32,664
         Allowance for loan losses........................         633,297                550,216           430,000
         Interest receivable..............................         292,139                318,064           307,429
         Prepaid assets...................................          67,655                 52,597            42,241
         Fixed assets, net................................         602,197                713,154           874,083
         Other assets.....................................               -                177,336            34,266
                                                           ----------------         -------------       -----------
         Total assets                                        $  81,459,523             80,264,400        69,786,649
                                                            ==============           ============     =============

            ================================================

         Total liabilities:
         Federal funds purchased and borrowed funds            $3,762,903              4,742,783                 --
         Bank deposits....................................     71,790,932             69,076,440         63,602,848
         Payables and accrued expenses....................        205,240                333,248            192,821
         Accrued compensation and benefits................         40,022                 43,849              7,204
         Income taxes payable, deferred...................        128,680                     --            158,417
                                                               -----------           -----------       ------------
              Total liabilities...........................     $75,927,777             74,196,320        63,961,290
                                                               ===========           ============      =============

         Sale of Insurance Operations
         ----------------------------

         On December 17, 2001, we sold substantially all of the assets and assigned substantially all of the liabilities of our insurance subsidiaries, Equity Insurance Managers, Inc., Equity Insurance Administrators, Inc. and 21st Century Claims Service, Inc., to Arthur
         J. Gallagher & Co. In connection with the sale, we received an $800,000 note, payment of which was to be made only when the insurance subsidiary achieved certain performance measurement in 2002, and cash, $800,000 of which was deposited in escrow pending possible indemnification claims of Arthur J. Gallagher and Co. pursuant to the sale agreement. We recorded a net after tax gain of $2,847,708 on the sale of the insurance operations reflecting a pretax profit of $4,689,901. We also recorded an $800,000 liability related to the escrow. Also, we recorded an escrow of $600,000 for two of the principal officers, $240,000 of which remains at December 31, 2003 in a restricted cash account. For the year ended December 31, 2002, Arthur J. Gallagher achieved the income and revenue targets for the acquired business. As a result, the promissory note was earned in full and we recorded $800,000 as income related to the sale during 2002. During 2002, we also recorded a gain on the sale of $280,000 based on our estimate of the anticipated claims settlement. Additionally, during 2002 we accrued $52,146 in selling expenses related to the sale. During the third quarter 2003, we settled all outstanding claims against the escrow for $250,000. For the year ended December 31, 2002, we also accrued $390,173 for income taxes related to the gain on sale. Based thereupon, we recorded an additional gain on the sale of operations of $270,000 in 2003. In addition in 2003, we reversed $42,116 in selling expenses accrued for potential miscellaneous expenses and professional fees that were not required.

         Disposal of Fully Armed Productions
         -----------------------------------
         Effective May 31, 2002, we disposed of Fully Armed Productions, Inc., which we acquired on June 1, 1999 in exchange for 18,182 shares of our common stock. In connection with such disposition, and in exchange for all of the outstanding shares of capital stock of Fully Armed Productions, Inc., we received 18,182 shares of our common stock and $37,569 in cash.

Note 4 - OPTIONS

         Under the terms of our stock incentive plan, employees, directors, advisers and consultants of our company and its subsidiaries are eligible to receive the following: (a) incentive stock options; (b) nonqualified stock options; (c) stock appreciation rights; (d) restricted stock; (e) restricted stock units; and (f) performance awards.

         Options granted under our plan may be nonqualified or incentive stock options and typically are granted at a price equal to an annual valuation made by independent valuation experts on our common stock. Generally, options granted will have a term of ten years from the date of the grant, and will vest in increments of 33% per year over a three-year period or be 100% vested on the date of grant. Effective as of December 31, 2001, in conjunction with the sale of our insurance operations, our board of directors extended to December 31, 2006 the exercise period of 13,255 options held by employees of our former insurance operations, regardless of the date of termination of such employees. All other terms of such options, including the vesting schedules, were unchanged.

         As of December 31, 2003, 2002 and 2001, options to acquire 83,858, 107,441 and 89,396 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of December 31, 2003 and 2002, our board had granted options to acquire 50,000 and 54,545 shares, respectively, of our common stock outside of such plan (see note 15).

         A summary of our outstanding stock options as of December 31, 2003, 2002 and 2001 is as follows:

                                                                               DECEMBER 31,
                                                     ----------------------------------------------------------------
                                                             2003                  2002                 2001
                                                     --------------------  --------------------  --------------------
                                                                 WEIGHTED             WEIGHTED              WEIGHTED
                                                                  AVERAGE              AVERAGE               AVERAGE
                                                                 EXERCISE             EXERCISE              EXERCISE
                                                     Shares        Price     Shares     Price    Shares       Price

         Options outstanding at beginning of year... 161,986      $38.24    149,396    $41.94    170,752     $39.98
         Granted....................................      --          --     38,150     16.50         --         --
         Option to acquire 66,666 shares at $45.00
           per share converted into option to acquire
           60,000 shares at $50.00 per share........      --          --         --        --     (6,666)      45.00
         Option to acquire 60,000 shares at $50.00
           per share converted into option to acquire
           54,545 shares at $55.00 per share........  (4,545)      50.00     (5,455)     50.00         --         --
         Forfeitures................................ (23,583)      29.15    (20,105)     34.92    (14,690)     38.21
         Options outstanding at end of period....... 133,858       41.14     161,986     38.24     149,396     41.94
         Options exercisable at end of period....... 133,858       41.14     161,645     38.23     143,590     42.02
         Options available for future grants........ 166,142         n/a     142,599       n/a     160,604       n/a


         As of December 31, 2003, 57,433 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

         We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the effect would have been immaterial for the year ended December 31, 2003 (based upon the Black-Scholes option pricing model).

Note 5 - NON-RECURRING CHARGES, NET

         We have chosen to separately disclose special items because the items are non-recurring in nature and the results excluding special items are an appropriate measurement of the Company's on-going operating results. As part of converting our brokerage operations to solely a mutual fund distributor, we recorded in the fourth quarter of 2003, a pretax gain of $40,000 from the sale of its discount brokerage operation. In addition, as part of our cost reduction initiatives/programs, we entered into agreements with our general counsel and our associate general counsel to buy out their employment contracts and recorded a pretax charge of $2,708,078 in the statement of operations (see note
         17).

Note 6 - DEBT AND RELATED MATTERS

         At December 31, 2003, Commonwealth Premium Finance Corporation had outstanding debt of $55,000 under a $2.5 million bank line of credit agreement. The debt is secured with receivables from premium financings and bears interest at the prime rate.

Note 7 - RENTAL AND LEASE INFORMATION

         We lease certain office facilities and equipment. Rental expense for continuing operations for the years ended December 31, 2003, 2002 and 2001 were $872,419, $814,658 and $701,665, respectively.

         At December 31, 2003, we were committed to minimal rental payments under certain non-cancellable operating leases. Generally, these leases include cancellation clauses. The aggregate minimum rental commitments required under operating leases for office space and equipment at December 31, 2003 for all operations were as follows:


                  FOR THE YEARS ENDING DECEMBER 31,                      LEASE COMMITMENTS
                  ---------------------------------                      -----------------

                  2004.............................                          $   522,724
                  2005.............................                              468,162
                  2006.............................                              452,448
                  2007.............................                              408,579
                                                                                --------
                      Total........................                          $ 1,851,913

                                                                               =========

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

Note 9 - EMPLOYEE BENEFIT PLANS

         We provide a defined contribution retirement plan that covers substantially all employees. Our board of directors determines contributions to the plan. For the years ended December 31, 2003, 2002 and 2001, our board of directors did not make any contributions. The plan currently hold 46,966 shares of the Company's common stock, on behalf of its participants (see note 17).

         We also maintain a 401(k) plan for the consolidated companies. The plan includes a matching for funds contributed by an employee. We match the employee's contribution up to fifty percent of the first six percent of an employee's pre-tax contribution. For the years ended December 31, 2003, 2002 and 2001, we contributed $148,445, $159,317 and $165,459, respectively, as matching contributions.

Note 10 - PREFERRED STOCK

         As of December 31, 2003 and 2002, our total preferred shares authorized was 1,000,000 with a par value of $.01 per share. Of such authorized shares, 200,000 shares are designated Series D Convertible Junior Participating Preferred Stock. We have reserved all of the shares of Series D Preferred Stock for issuance under a Rights Agreement dated August 26, 1998 between us and Unified Fund Services, as rights agent. Such rights were dividend to our common stockholders on that date. Generally, each Preferred Stock purchase right, when exercisable, entitles the registered holder to purchase from our company one one-hundredth of a share of Series D Preferred Stock at a price of $200.00 per one one-hundredth of a share.

Note 11 - INCOME TAXES

         Consolidated net operating loss carryforwards at December 31, 2003 and 2002 amounted to approximately $21,656,000 and $22,242,000, respectively, expiring from 2004 to 2023. Net deferred income tax assets primarily consist of the tax effect of the net operating loss carryforwards. A valuation allowance in amounts equal to the carrying value of the net deferred income tax asset at December 31, 2003 and 2002, has been established because of the uncertainty regarding its realizability. The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2003, 2002 and 2001 were as follows:


                                                             2003              2002              2001
                                                             ----              ----              ----
           Current income tax:
               Federal                                   $       -                 -                   -
               State and local                             197,567            25,000             201,449
                                                           -------         ---------         -----------
                 Total current income tax                  197,567            25,000             201,449
                                                           -------         ---------         -----------
           Deferred income tax:
               Federal                                    (995,461)         (148,519)         (2,127,802)
               State and local                                   -                 -                   -
                                                                           ---------         -----------
                  Total deferred                          (995,461)         (148,519)         (2,127,802)
                                                           -------         ---------         -----------
                   Iincome tax expense (benefit)         $(797,894)         (123,549)         (1,926,353)
                                                           =======         =========         ===========


         Deferred federal income tax benefits from continuing operations were recognized in all periods presented due to the realization of offsetting deferred income tax expenses that were recognized on the gain on sales of discontinued operations. The difference in the income tax benefit, as computed by applying the federal statutory rate of 34% to income (loss) from continuing operations before income taxes as compared to the income tax benefit recognized, is primarily attributable to the tax provision recognized on the discontinued operations and current state tax expense recognized.



Note 12 - RELATED PARTY TRANSACTIONS

         As of December 31, 2003, Commonwealth Premium Finance Company had a $2,430,000 line of credit funded by Unified Financial Services. Unified Trust Company leases from Cygnus, LLC, which is 20% owned by a corporate officer. In connection with this lease, $207,728, $197,174, and $242,087, were paid in 2003, 2002, and 2001, respectively.

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts and estimated fair value of our financial instruments at December 31, 2003 and 2002 approximates fair value. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Note 14 - DISCLOSURES ABOUT REPORTING SEGMENTS

         We have four reportable operating segments: trust and retirement services; mutual fund administration services; investment advisory services; and premium financing. Generally, corporate expenses are not allocated to the segment for purposes of segment reporting.

         The accounting policies of these segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including recurring gains and losses.

         Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenues, profit before income taxes, total assets and depreciation were as follows for the years ended December 31, 2003, 2002 and 2001:



Note 14 -         DISCLOSURES ABOUT REPORTING SEGMENTS (continued)

     (IN THOUSANDS)                                             2003          2002          2001
                                                            -----------   -----------   -----------
     Revenues
         Trust and retirement..............................$  5,365,139     4,943,732     4,819,711
         Mutual fund administration........................   7,137,001     8,339,938     8,201,296
         Investment advisory...............................   1,379,748     1,562,608     1,961,322
             Premium finance...............................     836,610       587,379       578,144
         Corporate.........................................      36,154       102,105       157,861
                                                             ----------    ----------    ----------
              Total........................................$ 14,754,652    15,535,762    15,718,334
                                                            ===========    ==========    ==========

     Gross profit
         Trust and retirement..............................$  4,440,822     4,033,004     4,050,445
         Mutual fund administration........................   6,173,809     6,196,312     5,782,566
         Investment advisory...............................   1,153,308     1,278,341     1,771,977
             Premium finance...............................     788,879       587,379       578,144
         Corporate.........................................      36,154       102,105       157,861
                                                             ----------    ----------    ----------
              Total........................................$ 12,592,972    12,197,141    12,340,993
                                                            ===========    ==========    ==========

     Results of operations
         Trust and retirement..............................$    412,878      (378,867)     (470,440)
         Mutual fund administration........................     588,390       234,019         55,846
         Investment advisory...............................      24,868        78,279        183,525
             Premium finance...............................     386,257       262,247        243,845
         Corporate.........................................  (4,591,027)   (1,929,213)   (1,812,776)
                                                              ----------   -----------    ----------
                Income (loss) from continuing operations,
                before
                income taxes...............................  (3,178,634)   (1,733,535)    (1,800,000)

                Income tax benefit.........................      797,894       123,549      1,926,353
                Discontinued operations....................    1,789,632       264,172      3,242,120
                                                            ------------  ------------    -----------
              Net income (loss)........................... $   (591,108)    (1,345,814)     3,368,473
                                                             ==========    ===========     ==========

     Total assets
         Trust and retirement............................. $  2,988,609     2,498,976       2,837,227
         Mutual fund administration........................   2,769,690     3,037,853       2,686,962
         Investment advisory...............................   1,298,193     1,603,977       1,428,026
             Premium finance...............................   4,341,586     2,975,848       2,257,953
         Corporate.........................................   7,941,714     3,742,547       8,322,341
         Discontinued Operations...........................          --    79,969,915      62,658,482
                                                             ----------    ----------       ----------
              Total.......................................$  19,339,792    93,829,116       80,190,991
                                                             ==========    ==========       ==========

     Depreciation and amortization
         Trust and retirement.............................$      79,562       150,495       130,810
         Mutual fund administration........................     173,638       140,898       126,611
         Investment advisory...............................       9,250        18,535       129,672
         Premium finance...................................       1,964         9,487         9,334
         Corporate.........................................      37,518       (78,030)      174,251
                                                         --------------- --------------  ----------
              Total.......................................$     301,932       241,385       570,678
                                                            ===========   ===========   ===========

Note 15 -         INVESTMENT IN AFFILIATE

         We have entered into a management arrangement with VSX, a Delaware limited liability company, whereby we provide consulting and development services to VSX Holdings. For the years ended December 31, 2003, 2002 and 2001, we received payments totaling $71,006, $258,758 and $419,977, respectively, from VSX for such consulting and development services, which amount is recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

         On May 23, 2000, we subscribed for 10 shares of VSX in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX Holdings, but have the right to purchase up to an additional 1,990 (19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. Our investment in VSX is accounted for on the cost method of accounting.

         VSX is involved in the development of an alternative trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX, a third-party investor made a $3.0 million loan to VSX, which loan is evidenced by a debenture issued by VSX Holdings to such investor. The debenture initially was secured by 85,000 shares of our common stock pledged by certain executive officers of our company. During January 2004, we purchased 35,500 of such shares, which remain pledged as collateral. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us and receive, in exchange, shares of the Unified equivalent to the debenture face amount divided by the exercise price. During the years ending May 23, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers would succeed to the option and/or the claim against VSX Holdings.

Note 16 - INCOME (LOSS) PER SHARE OF STOCK

         Income (loss) per share of stock is computed using the number of common shares outstanding during the applicable period. Diluted income (loss) per share of stock is computed using the number of common shares outstanding and dilutive potential common shares (outstanding stock options).

         Dilutive potential common shares included in the diluted income (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the years ended December 31, 2003, 2002 and 2001, potential common shares of 133,858, 161,986,and -0-, respectively, were considered to be anti-dilutive and were excluded from the calculation of diluted income (loss) per share.

Note 17 - SUBSEQUENT EVENTS

         In January 2004, we entered into agreements with our general counsel and our associate general counsel to buy out their employment contracts. In accordance with the agreement employment of the officers will cease during early 2004. The agreement requires the Company to pay, the officers a cash settlement of $2,708,078 and buy back 47,025 shares of our stock held by the officers for $484,358. The sum of the required payments, $3,192,436, is reflected as a contract settlement liability on the statement of financial condition at December 31, 2003. In connection with the agreement, we also granted 35,500 stock options to the officers with an exercise price of $10.30 per share.

         As of December 17, 2003 we purchased 20% of Latinvalley Securities, LLC. The remaining 80% ownership and amendment to the member agreement to provide authority to serve as a mutual fund distributor is pending approval of by the NASD. Effective January 14, 2004, the name Latinvalley Securities, LLC was changed to Unified Distributors, LLC.

         As of January 26, 2004, Securities entered into a new NASD Membership Agreement. Securities is now required to maintain a net capital requirement of $5,000 pursuant to SEC rule 5c3-(a)(1)(I) and
         (a)(2)(vi). Pursuant to SEC rule 15c3-(k)(1), the customer protection rule, Securities business is now limited to the distribution of mutual funds. This rule also stipulates the Broker Dealer will not hold customer funds or safe-keep customer securities.

         The board of directors has authorized the buy back of our common stock held by the Unified Equity Participation plan. Such shares are held for the benefit of employees of our company. During early 2004, the 46,996 shares in the plan are anticipated to be repurchased. Upon repurchase the plan will be terminated.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
         The following is a summary of our quarterly consolidated operating results for the years ended December 31, 2003 and 2002:

                                                   FIRST            SECOND            THIRD            FOURTH
                                                  QUARTER           QUARTER          QUARTER           QUARTER
                                                  --------          -------          -------           -------
2003

Income Statement Data:
   Gross revenue..........................     $   3,623,251       3,399,274         3,621,477        4,110,650
   Gross profit...........................         3,247,547       2,919,313         3,107,628        3,318,484
   Total expenses.........................         3,248,464       3,116,666         3,212,495        3,489,975
   Loss from continuing operations........             (917)       (197,353)         (104,867)         (171,491)
   Other loss.............................           (4,528)          10,519             4,481       (2,714,478)
    Income tax benefit (expense)..........             (142)          53,930            34,549          709,557
   Net loss from continuing operations....           (5,587)       (132,904)          (65,837)       (2,176,412)
   Net gain on sale of operations.........                -           93,534           100,103         1,548,131
   Net income (loss) from discontinued operations    15,238           36,905            17,798          (22,077)
   Net loss...............................            9,651          (2,465)            52,064         (650,358)

Earnings Per Share:
   Basic loss per share...................     $       0.00             0.00              0.02            (0.23)
   Fully diluted loss per share...........             0.00             0.00              0.02            (0.23)
   Basic common shares outstanding at period end  2,829,246        2,829,117         2,829,117         2,826,117
   Fully diluted common shares outstanding at
     period end...........................        2,829,246        2,829,117         2,829,117         2,826,117

2002

Income Statement Data:
   Gross revenue..........................     $   3,860,904       3,382,241          3,621,477          4,671,140
   Gross profit...........................         3,259,075       2,900,173          3,107,628          2,930,265
   Total expenses.........................         3,183,227       3,313,857          3,212,495          4,185,461
   Loss from continuing operations........            75,848        (413,684)         (104,867)         (1,255,196)
   Other income (loss)....................            (6,096)        (18,107)             4,481            (15,974)
   Income tax benefit.....................           (35,330)         (1,935)            34,549             126,265
   Net income (loss) from continuing operations       34,422        (433,726)           (65,837)        (1,144,845)
   Net gain on sale of operations.........                 -               -            100,103             537,578
   Net income from discontinued operations           (41,470)       (430,189)            17,798              80,352
   Net income (loss)......................            (7,048)       (863,915)            52,064            (526,915)

Earnings Per Share:
   Basic earnings (loss) per share........     $       0.00           (0.30)               0.02              (0.19)
   Fully diluted earnings (loss) per share             0.00           (0.30)               0.02              (0.19)

   Basic common shares outstanding at period end  2,877,634        2,858,972          2,858,972           2,844,246
   Fully diluted common shares outstanding at
     period end...........                        2,877,634        2,858,972          2,858,972           2,844,246

         Certain data presented above varies from the amounts previously reported in our quarterly reports filed with the SEC. We have adjusted certain previously reported amounts to reflect operations that have been discontinued since the respective filing date of each such quarterly report and to reflect certain income statement reclassifications.






ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------------------------------


         On September 5, 2003, the Audit, Nominating and Compensation Committee of our Board of Directors approved the engagement of J.D. Cloud & Co. LLP as our independent auditors for the year ended December 31, 2003. The committee retained J.D. Cloud & Co. based upon the committee's determination that our company would benefit from J.D. Cloud & Co.'s relative size, local service and experience. Additional information with respect to our new auditor as well as our former auditor is contained in our Current Report on Form 8-K, dated September 5, 2003, as filed with the Securities and Exchange Commission.

ITEM 9A.  CONTROLS AND PROCEDURES
          -----------------------

         We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, evaluated, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including the consolidated subsidiaries required to be included in this report and other reports that we file or submit under the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of that evaluation. The conclusions of our chief executive officer and chief financial officer from this evaluation were communicated to the audit, nominating, and compensation committee of our board of directors. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the audit committee or our auditors.
         During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

         Information regarding our directors is contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Information regarding our executive officers is contained in this report under "Executive Officers of the Registrant" and is incorporated herein by reference.

         Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is included in our Proxy Statement for the 2004 Annual Meeting of and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------


         Information regarding executive compensation is contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          ------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

         Information regarding security ownership of certain beneficial owners and management is contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders under the caption and is incorporated herein by reference.

         Information regarding our company's equity compensation plans is contained in this report under, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities," and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

         Information regarding certain relationships and related transactions is contained in our Proxy Statement for the 2004 Annual Meeting of and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

         Information regarding our independent auditor, including a description of fees charged and services performed, is contained in our Proxy Statement for the 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

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

                  (2)      Supplementary Consolidated Financial Statement
                           Schedule as of and for the years ended December 31, 2003, 2002 and 2001:

                           None.

                           All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                  (3) Exhibits.

                           See Exhibit Index on pages to hereto.

         (b) Reports on Form 8-K.

                               Date of Report                              ITEM Reported
                              ---------------                              -------------
                              November 19, 2003                       ITEM 2 (reporting sale of
                                                                              Unified Banking Company to
                                                                              Blue River Bancshares,Inc.)




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 2nd day of March 2004.

                                                     UNIFIED FINANCIAL SERVICES, INC.
                                  (Registrant)


                                                     By   /s/ John S. Penn
                                                         ----------------------------------------------------------
                                                          John S. Penn, President, Chief Executive Officer and
                                                          Acting Chairman


                                                     By   /s/ Thomas G. Napurano
                                                         ----------------------------------------------------------
                                                          Thomas G. Napurano, Executive Vice President and
                                                          Chief Financial Officer




                                POWER OF ATTORNEY

         We, the undersigned officers and directors of Unified Financial Services, Inc., hereby severally and individually constitute and appoint John S. Penn, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                      Title                                  Date

/s/ John S. Penn                            Acting Chairman President, Chief           March 2, 2004
------------------------------------
John S. Penn                                Executive Officer and Director

/s/ Philip L. Conover                       Director                                    March 2, 2004
------------------------------------
Philip L. Conover

/s/ Weaver H. Gaines                        Director                                    March 2, 2004
------------------------------------
Weaver H. Gaines

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

   10.1           Letter, dated May 19, 2003, from Unified Trust Company, National Association to Dr. Gregory W. Kasten, is filed herewith.*

   10.2           Severance and Settlement Agreement, dated as of January 23, 2004, by and among
                  Charles H. Binger, the Company, Unified Fund Services, Inc., Unified Financial
                  Securities, Inc., Unified Trust Company, National Association, Fiduciary
                  Counsel, Inc., Commonwealth Premium Finance Corporation, Unified Employee
                  Services, Inc., Unified Insurance Managers, Inc. and Equity Insurance of
                  Illinois, LLC, is filed herewith.*

   10.3           Severance and Settlement Agreement, dated as of January 23, 2004, by and among
                  David F. Morris, the Company, Unified Fund Services, Inc., Unified Financial
                  Securities, Inc., Unified Trust Company, National Association, Fiduciary
                  Counsel, Inc., Commonwealth Premium Finance Corporation, Unified Employee
                  Services, Inc., Unified Insurance Managers, Inc. and Equity Insurance of
                  Illinois, LLC, is filed herewith.*

   10.4           Ashburn Agreement, dated as of February 18, 2004, by and between Timothy L.
                  Ashburn and the Company, Unified Fund Services, Inc. Unified Financial
                  Securities, Inc., Unified Financial Securities, Inc., Unified Trust Company,
                  National Association, Fiduciary Counsel, Inc. Commonwealth Premium Finance
                  Corporation, Unified Employee Services, Inc. Unified Insurance Managers, Inc.
                  and Equity Insurance of Illinois, LLC, is filed herewith.*

   10.5 Employment Agreement, dated as of June 1, 1997, by and between Health Financial, Inc. and Dr. Gregory W. Kasten, filed as
                  Exhibit 10.1 to Amendment No. 1 to the Company's Registration
                  Statement on Form 10-SB, is incorporated herein by reference.*

   10.6           Tri-Party Agreement, dated June 18, 2002, among Health
                  Financial, Inc., Unified Trust Company, National Association and Dr. Gregory W. Kasten, filed as Exhibit 10.1 to the
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2002, is incorporated herein by reference.*

   10.7 Amendment to Employment Agreement, dated January 1, 2003, by and between Dr. Gregory W. Kasten and Unified Trust Company,
                  National Association, filed as Exhibit 10.3 to the Company's
                  Annual Report on Form 10-K for the year ended December 31,
                  2002, is incorporated herein by reference.*



   10.8 Employment Agreement, dated as of December 31, 1999, by and between the Company and Charles H. Binger, filed as Exhibit
                  10.24 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

   10.9           Waiver of Provisions of Employment Agreement, dated May 15,
                  2002, between the Company and Charles H. Binger, filed as
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.*

  10.10 Employment Agreement, dated as of December 31, 1999, by and between the Company and David F. Morris, filed as Exhibit
                  10.25 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, is incorporated herein by reference.*

   10.11           Waiver of Provisions of Employment Agreement, dated May 15,
                  2002, between the Company and David F. Morris, filed as
                  Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.*

   10.12 Employment Agreement, dated as of April 30, 2001, by and between Fiduciary Counsel, Inc. and Jack R. Orben, filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, is incorporated herein by reference.*


   10.13          Amended and Restated Unified Financial Services, Inc. 1998 Stock Incentive
                  Plan, filed as Annex A to the Company's Proxy Statement for the Company's 1999
                  Annual Meeting, is incorporated herein by reference.*


   10.14          First Amendment to Amended and Restated Unified Financial Services, Inc. 1998
                  Stock Incentive Plan, filed as Exhibit 10.6 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2001, is incorporated herein by reference.*

   10.15          Line of Credit Note, dated July 22, 2002, by Commonwealth
                  Premium Finance Corporation in favor of Bank One, Kentucky,
                  NA, filed as Exhibit 10.4 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2002, is incorporated herein by reference.

   10.16 Continuing Guaranty, dated July 22, 2002, by the Company in favor of Bank One, Kentucky, NA, filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 2002, is incorporated herein by reference.

   10.17          Purchase Agreement, dated December 17, 2001, by and among Arthur J. Gallagher
                  & Co., the Company, Equity Insurance Managers, Inc., Equity Insurance
                  Administrators, Inc. and 21st Century Claims Service, Inc., filed as Exhibit
                  10 to the Company's Current Report on Form 8-K, dated December 17, 2001, is incorporated herein by reference.

   10.18 Stock Purchase Agreement, dated June 9, 2003, by and between the Company and Blue River Bancshares, Inc., filed as Exhibit
                  2 to the Company's Current Report on Form 8-K, dated June 9,
                  2003, is incorporated herein by reference.

   10.19          Depository Agreement, dated June 9, 2003, by and between the Company and Blue
                  River Bancshares, Inc., filed as Exhibit 10 to the Company's Current Report on
                  Form 8-K, dated November 19, 2003, is incorporated herein by reference.

   14.1           Code of Ethics for Financial Professionals, filed as Exhibit 14.1 to the
                  Company's Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference.

   16.1           Letter from Larry E. Nunn & Associates, LLC, dated September
                  9, 2003, to the Securities and Exchange Commission regarding
                  ITEM 4 disclosure contained in Unified Financial Services,
                  Inc.'s Current Report on Form 8-K, dated September 5, 2003, filed as Exhibit 16 to the Company's Current Report on Form
                  8-K, dated September 5, 2003, is incorporated herein by reference.

   21.1           List of Subsidiaries is filed herewith.

   23.1           Consent of J.D. Cloud & Co., LLC with respect to its report dated February 3,
                  2004 regarding the consolidated financial statements of the Company as of and for the year ended December 31, 2003, is filed herewith.

   23.2           Consent of Larry E. Nunn & Associates, LLC with respect to its report dated
                  January 31, 2003 regarding the consolidated financial statements of the
                  Company as of December 31, 2002 and for the years ended December 31, 2002 and
                  2001, is filed herewith.


   24.1           Power of Attorney (included on signature page hereto).

   31.1           Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a) under the Securities Exchange Act of 1934.

   31.2           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934 is filed herewith.

   32             Certifications pursuant to Rule 13a - 14(b) under the Securities Exchange
                  Act of 1934 and the 18 U.S.C. ss.1350.

---------------

* Management contract or compensatory plan or arrangement.