Form 10-Q
period 2004-03-31
UNIFIED FINANCIAL SERVICES INC
filed 2004-05-13
CIK 1033926

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      MARCH 31, 2004
                              --------------------------------------------------


Commission file number                              0-22629
                      ----------------------------------------------------------


                        UNIFIED FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 35-1797759
-------------------------------------    ---------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
         of incorporation or
            organization)

                              2353 ALEXANDRIA DRIVE
                            LEXINGTON, KENTUCKY 40504
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (859) 442-0347
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          |X| Yes|_| No


     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).                       |_| Yes |X| No


                                                         Number of shares
          Title of class                          outstanding as of May 12, 2004
--------------------------------------      ------------------------------------
     Common stock, $0.01 par value                          2,767,092

                        UNIFIED FINANCIAL SERVICES, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                              Page
                                                                                              ----

PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Statements of Financial Condition - March 31, 2003 (Unaudited)
               and December 31, 2002.............................................................1

               Consolidated Statements of Operations (Unaudited) - Three Months Ended
               March 31, 2003 and 2002...........................................................3

               Consolidated Statements of Cash Flow (Unaudited) - Three Months Ended
               March 31, 2003 and 2002...........................................................4

               Notes to Consolidated Financial Statements........................................5

  Item 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................12

               Cautionary Statement Regarding Forward-Looking Statements........................12

               General..........................................................................12

               Comparison of Results for the Three Months Ended March 31, 2003 and 2002.........13

               Liquidity and Capital Resources..................................................17

  Item 3.      Quantitative and Qualitative Disclosure About Market Risk........................18

  Item 4.      Controls and Procedures..........................................................18

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K.................................................19

SIGNATURES......................................................................................20

EXHIBIT INDEX...................................................................................21

PART I.        FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS
                                     ------
                                                                            (UNAUDITED)
                                                                              MARCH 31,             DECEMBER 31,
                                                                                2004                    2003
                                                                            -----------             ------------
Current Assets
    Cash and cash equivalents.........................................      $ 5,684,601            $ 5,536,622
    Investment in securities and mutual funds.........................          604,752              3,801,072
    Accounts receivable (net of allowance for doubtful accounts
     of $2,495 for 2004 and $10,995 for 2003).........................        2,609,613              2,644,376
    Receivables from premium financings...............................        4,427,023              4,320,251
    Prepaid assets and deposits.......................................          544,310                683,800
                                                                            -----------            -----------

        Total current assets..........................................       13,870,299             16,986,121
                                                                            -----------            -----------

Fixed Assets, at cost
    Equipment and furniture (net of accumulated depreciation
     of $2,083,598 for 2004 and $1,990,697 for 2003)..................        1,141,520              1,191,540
                                                                            -----------            -----------

         Net fixed assets.............................................        1,141,520              1,191,540
                                                                            -----------            -----------

Non-Current Assets
   Investment in affiliate............................................            1,010                  1,010
   Goodwill ..........................................................        1,006,061              1,006,061
   Restricted cash - contract settlement (see note 2).................        1,943,429                      -
   Other non-current assets...........................................          162,560                155,060
                                                                            -----------            -----------

      Total non-current assets........................................        3,113,060              1,162,131
                                                                            -----------            -----------

          TOTAL ASSETS................................................      $18,124,879            $19,339,792
                                                                            ===========            ===========

(Continued on next page)

The accompanying notes to financials are an integral part of these statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            (UNAUDITED)
                                                                              MARCH 31,             DECEMBER 31,
                                                                                2004                    2003
                                                                            -----------             ------------

Current Liabilities:
    Borrowed under line of credit.....................................      $    65,000          $      55,000
    Accounts payable and accrued expenses.............................        1,526,202              1,658,340
    Accrued liabilities - contract settlement ........................               -               3,192,436
    Accrued compensation and benefits.................................          464,464                393,559
    Payable to broker-dealers.........................................           34,353                 31,935
    Other liabilities.................................................          416,769                359,387
                                                                            -----------          -------------

        Total current liabilities.....................................        2,506,788              5,690,657
                                                                            -----------          -------------

Long-Term Liabilities
   Other long-term liabilities........................................          162,509                162,509
   Contract Settlement (see note 2)...................................        1,943,429                      -
                                                                            -----------          -------------
      Total long-term liabilities.....................................        2,105,938                162,509
                                                                            -----------          -------------

              Total liabilities.......................................        4,612,726              5,853,166
                                                                            -----------          -------------

Commitments and Contingencies.........................................                -                      -
                                                                            -----------          -------------

Stockholders' Equity
    Preferred stock, par value $.01 per share (authorized shares -
      1,000,000; none issued).........................................                -                      -
    Common stock, par value $.01 per share (authorized shares -
      20,000,000; issued and outstanding shares including shares
      held in treasury - 2,826,117 for 2004 and 2003).................           32,761                 32,761
    Additional paid-in capital........................................       15,643,845             15,643,845
    Retained deficit..................................................       (1,680,095)            (1,705,622)
                                                                            -----------          -------------
           Subtotal...................................................       13,996,511             13,970,984
    Treasury stock (47,025 common shares, at cost)....................         (484,358)              (484,358)
                                                                            -----------          -------------
            Total stockholders' equity................................       13,512,153             13,486,626
                                                                            -----------          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................      $18,124,879          $  19,339,792
                                                                            ===========          =============



The accompanying notes to financials are an integral part of these statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -------------------------------
                                                                           2004                 2003
                                                                        ----------          ------------

REVENUE  ....................................................           $4,078,943          $  3,636,751
OPERATING EXPENSES
   Commissions and third-party payments......................              457,963               453,304
   Employee compensation.....................................            1,688,347             1,672,770
   Employee insurance and benefits...........................              352,396               297,562
   Data processing...........................................              355,251               329,373
   Mail and courier..........................................               31,670                25,263
   Telephone.................................................               32,673                44,155
   Equipment rental and maintenance..........................              102,975                82,519
   Occupancy.................................................              227,605               200,107
   Provision for depreciation and amortization...............               92,901                94,137
   Professional fees.........................................              388,847                62,847
   Travel and entertainment..................................               52,200                64,923
   Errors/(recovery) expense.................................              (56,709)               25,357
   Provision/(recovery) for bad debt.........................               (6,843)               45,340
   Business development costs................................               11,570                12,000
   Insurance.................................................              143,473               113,787
   Other operating expenses..................................              189,378               100,327
                                                                        ----------          ------------
       Total operating expenses..............................            4,063,697             3,623,771
                                                                        ----------          ------------
Income from operations.......................................               15,246                12,980
OTHER EXPENSE
   Other losses..............................................                3,035                 4,527
   Interest..................................................                    -                   698
                                                                        ----------          ------------
        Total other expense..................................                3,035                 5,225
                                                                        ----------          ------------
Income from continuing operations, before income taxes.......               12,211                 7,755
    Income tax expense.......................................                  842                10,000
                                                                        ----------          ------------
Net income (loss) from continuing operations.................               11,369                (2,245)

Income from discontinued operations (net of income taxes
   of $9,158 for 2004 and $0 for 2003) ......................               14,158                11,896
                                                                        ----------          ------------
Net income...................................................           $   25,527          $      9,651
                                                                        ==========          ============

Per share income (loss)
     Average basic common shares outstanding.................            2,779,092             2,839,246
     Net income - basic......................................           $     0.01          $          -
     Net income (loss) from continuing operations............                    -                     -
     Average fully diluted common shares outstanding.........            2,814,592             2,839,246
     Net income - fully diluted..............................           $     0.01          $          -
     Net income (loss) from continuing operations - fully diluted                -                     -

The accompanying notes to financials are an integral part of these statements.

UNIFIED FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        --------------------------------
                                                                           2004                 2003
                                                                        ----------          ------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income.....................................................       $   25,527          $      9,651
  Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
     Income tax payable, net of deferred tax.....................           10,000                10,000
     Depreciation and amortization...............................           92,901                94,137
     Provision for bad debt......................................           (6,843)               45,340
     Change in market value of securities........................            7,736                 4,528
     Loss on sale/disposal of securities.........................           (4,701)                    -
     Income from discontinued operation available for sale-pretax          (14,158)              (11,896)
     (Increase) decrease in operating assets:
         Accounts receivable.....................................           42,134              (276,521)
         Receivables from premium financings.....................         (107,300)             (219,036)
         Prepaid and sundry assets...............................          129,490               150,381
         Notes receivable........................................                -               800,000
         Other non-current assets................................           (7,500)                    -
     Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses...................         (132,138)              (88,005)
         Contract settlement (see note 2)........................       (1,251,748)                    -
         Accrued compensation and benefits.......................           70,905                45,852
         Other liabilities.......................................           73,958              (265,321)
                                                                        ----------          ------------
            Net cash provided by (used in) operating activities..       (1,071,737)              299,110
                                                                        ----------          ------------

CASH FLOW FROM INVESTING ACTIVITIES
  Increase in restricted cash - contract settlement (see note 2).       (1,940,688)                    -
  Purchase of equipment..........................................          (42,881)              (11,440)
  Proceeds from sale of securities and mutual funds..............        3,209,319                     -
  Investment in securities and mutual funds......................          (16,034)                 (574)
                                                                        ----------          ------------
           Net cash provided by (used in) investing activities...        1,209,716               (12,014)
                                                                        ----------          ------------

CASH FLOW FROM FINANCING ACTIVITIES
  Retirement of common stock.....................................                -              (300,000)
  Proceeds from bank line of credit..............................           10,000             1,600,000
                                                                        ----------          ------------
           Net cash provided by financing activities.............           10,000             1,300,000
                                                                        ----------          ------------
Net increase in cash and cash equivalents........................          147,979             1,587,096
Cash and cash equivalents - beginning of year....................        5,536,622             4,269,657
                                                                        ----------          ------------
Cash and cash equivalents - end of period........................       $5,684,601          $  5,856,753
                                                                        ==========          ============


The accompanying notes to financials are an integral part of these statements.

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

               The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

               The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements.

               For further information refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

               Restricted  Cash - Contract  Settlement  and Contract  Settlement
               -----------------------------------------------------------------
               Liability
               ---------
               Pursuant to the settlement of the employment contracts with two former executive officers of our company, during the first quarter of 2004 we deposited $1,940,688 into a supplemental retirement income trust (Rabbi Trust) for such officers. Correspondingly, we recorded a non-current liability - "Contract settlement" for the same amount. As of March 31, 2004, the amount held in the Rabbi Trust was $1,943,429, which included earnings through the period.

               The payment and distribution terms of the Rabbi Trust for each participant follows: One-fifth of the trust estate as then constituted shall be distributed on January 1, 2011; one-fourth of the trust estate as then constituted shall be distributed on January 1, 2012; one-third of the trust estate as then constituted shall be distributed on January 1, 2013; one-half of the trust estate as then constituted shall be distributed on January 1, 2014; and all of the remaining trust estate as then constituted shall be distributed on January 1, 2015.

               The contract settlement reflected on the cash flow as $1,251,748 included the payment of $484,358 for 47,025 shares of our common stock purchased during the first quarter 2004.

Note 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Use of Estimates
               ----------------
               During 2002, we experienced operational issues with respect our mutual fund administrative services affiliate, which issues primarily were related to problems associated with our reconciliation of various accounts. In connection therewith, we established an $854,000 reserve, $454,000 of which was related to possible reconciliation losses and $400,000 of which was related to estimated costs to ascertain the extent and nature of such losses and to design control procedures and system enhancements to ensure that such reconciliation issues did not recur. During the first quarter of 2003, we expended $44,561 of the $400,000 reserve and the remainder was expended during the nine months ended December 31, 2003. During the year ended December 31, 2003 we expended $292,900 of the $454,000 reserve. No amount of such reserve was expended during the quarter ended March 31, 2003. At December 31, 2003 and March 31, 2004, we had $161,100 and 148,753, respectively, of such reserve remaining on our records.

               Off-Balance Sheet Arrangements
               ------------------------------
               In connection with the organization of VSX Holdings, LLC ("VSX"), a third-party investor made a $3.0 million loan to VSX, that is evidenced by a note issued by VSX to such investor. In connection with our subscription for member interests in VSX, we issued an option to the third-party investor to acquire shares of our common stock, which option is exercisable for up to 50,000 shares before May 23, 2004 and 46,153 shares after May 23, 2004. The holder of the option may surrender the $3.0 million promissory note issued with respect to VSX Holding's loan in full satisfaction of the exercise price of the option (see note 8).

               Financial Statement Presentation
               --------------------------------
               Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

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

               As of March 31, 2004 and 2003, options to acquire 115,008 and 105,011 shares, respectively, of our common stock were outstanding and issued to certain of our employees, directors and advisers pursuant to our stock incentive plan. In addition, as of such dates, our board had granted options to acquire 50,000 and 54,545 shares, respectively, of our common stock outside of such plan (see note 8).


               A summary of our outstanding stock options as of March 31, 2004 and 2003 is as follows:

                                                                                   MARCH 31,
                                                               ------------------------------------------------
                                                                        2004                        2003
                                                               --------------------       ---------------------
                                                                           WEIGHTED                    WEIGHTED
                                                                            AVERAGE                     AVERAGE
                                                                           EXERCISE                    EXERCISE
                                                               SHARES       PRICE         SHARES         PRICE
                                                               ------       -----         ------         -----

              Options outstanding at beginning of year......  133,858      $41.14        161,986         $38.24
              Forfeitures...................................   (4,350)      25.87         (2,430)         16.78
              Grants........................................   35,500       10.30              -            n/a
              Options outstanding at end of period..........  165,008       34.90        159,556          38.56
              Options exercisable at end of period..........  165,008       34.90        159,222          38.56
              Options available for future grants...........  134,992         n/a        144,989            n/a


               As of March 31, 2004, 55,333 of such options were intended to qualify as incentive stock options pursuant to Section 422 of the Internal Revenue Code of 1986, as amended.

               We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock-based employee compensation arrangements whereby compensation costs related to stock options generally are not recognized in determining net income. Had we computed compensation costs for our stock options pursuant to Financial Accounting Standard Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the effect would have been immaterial for the quarters ended March 31, 2004 and 2003 (based upon the Black-Scholes option pricing model).

Note 4 -       COMMITMENTS AND CONTINGENCIES

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

Note 5 -       REGULATORY REQUIREMENTS

               Several of our subsidiaries are required to maintain minimum capital and capital ratios. We exceed the capital and capital ratios required by the regulatory authorities.

Note 6 -       FAIR VALUE OF FINANCIAL INSTRUMENTS

               The carrying amounts and estimated fair value of our financial instruments at March 31, 2004 and 2003 approximated fair value. Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

Note 7 -       DISCLOSURES ABOUT REPORTING SEGMENTS

               We have four reportable operating segments: trust and retirement services; mutual fund administration services, investment advisory services; and premium financing. Generally, corporate expenses are not allocated to the segment for purposes of segment reporting. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

               Our reportable segments are business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit and the management at the time of the acquisition was retained. Reportable segment revenue, results from operations, total assets, depreciation and amortization and capital expenditures were as follows as of or for the three months ended March 31, 2004 and 2003:

Note 7 -       DISCLOSURES ABOUT REPORTING SEGMENTS (Continued)


                                                                                AS OF OR FOR THE
                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                    -----------------------------------
                                                                         2004                 2003
                                                                    --------------        -------------
Revenue:
-------
    Trust and retirement.................................           $   1,581,944         $   1,257,847
    Mutual fund administration...........................               1,944,194             1,802,999
    Investment advisory..................................                 290,211               371,127
    Premium finance......................................                 228,484               179,171
    Corporate............................................                  34,110                25,607
                                                                    -------------         -------------
       Total.............................................           $   4,078,943         $   3,636,751
                                                                    =============         =============

Results from operations:
-----------------------
    Trust and retirement.................................           $     162,581         $      62,632
    Mutual fund administration...........................                 320,722               133,993
    Investment advisory..................................                 (26,179)               18,740
    Premium finance......................................                 104,754               114,994
    Corporate............................................                (549,667)             (322,604)
                                                                    -------------         -------------
    Income from continuing operations, before income taxes                 12,211                 7,755
    Income taxes expense.................................                     842                10,000
    Income from discontinued operations, net.............                  14,158                11,896
                                                                    -------------         -------------
       Net income........................................           $      25,527         $       9,651
                                                                    =============         =============

Total assets:
------------
     Trust and retirement.................................          $   3,240,694         $   2,577,257
     Mutual fund administration...........................              2,713,456             2,857,041
     Investment advisory..................................              1,350,057             1,415,369
     Premium finance......................................              4,441,761             3,192,115
     Corporate............................................              6,378,911             4,523,217
     Discontinued operations..............................                      -            72,148,286
                                                                    -------------         -------------
        Total.............................................          $  18,124,879         $  86,713,285
                                                                    =============         =============

Depreciation and amortization:
-----------------------------
    Trust and retirement.................................           $      31,474         $      32,703
    Mutual fund administration...........................                  54,731                45,030
    Investment advisory..................................                   1,868                 2,697
    Premium finance......................................                     243                 2,372
    Corporate............................................                   4,585                11,335
                                                                    -------------         -------------
       Total.............................................           $      92,901         $      94,137
                                                                    =============         =============

Capital expenditures:
--------------------
     Trust and retirement.................................          $      27,815         $           -
     Mutual fund administration...........................                 15,066                 9,268
     Investment advisory..................................                      -                     -
     Premium finance......................................                      -                 2,172
     Corporate............................................                      -                     -
                                                                    -------------         -------------

        Total.............................................          $      42,881         $      11,440
                                                                    =============         =============

Note 8 -       INVESTMENT IN AFFILIATE

               On May 23, 2000, we subscribed for 10 shares of VSX, a Delaware limited liability company, in exchange for $10 and certain intangible property rights. We currently own approximately 0.5% of the outstanding shares of VSX, but have the right to purchase up to an additional 1,990 (19.9%) shares at a price of $1 per share, upon the occurrence of certain specified events. Our investment in VSX is accounted for on the cost method of accounting.

               VSX is  involved in the  development  of an  alternative  trading system to be known as VSX.com, which, upon and subject to organization and regulatory approval, will serve as a virtual, real-time private financial market place. In connection with the organization of VSX, a third-party investor made a $3.0 million loan to VSX, which loan is evidenced by a debenture issued by VSX to such investor. The debenture is secured by 49,500 shares of our common stock pledged by certain executive officers or former executive officers of our company and 35,500 shares of our common stock pledged by Unified Fund Services, Inc.. During January 2004, we paid $365,650 for 35,500 shares previously pledged by former officers of our company, which remain pledged as collateral by Unified Fund Services, Inc.. In addition, concurrent with the issuance of such debenture, we issued an option to the third-party investor to acquire shares of our common stock, which option has a five-year term. The investor may elect to foreclose on the pledged collateral or exercise the option. Pursuant to such option, the holder of the option and the debenture is entitled to surrender the debenture to us in payment of the exercise price of the option. During the years ending May 23, 2004 and 2005, the exercise price per share of our common stock subject to the option will be $60 and $65, respectively. Should the investor foreclose on the pledged collateral, the executive officers and Unified Fund Services would succeed to the option and/or the claim against VSX.

               We also have entered into a management arrangement with VSX whereby we provide consulting and development services to VSX. For the three months ended March 31, 2004 and 2003, we received payments totaling $0 and $25,850, respectively, from VSX for such consulting and development services, which amounts are recorded as a reduction of "Other operating expenses" on our Consolidated Statements of Operations.

Note 9 -       INCOME (LOSS) PER SHARE OF STOCK

               Income (loss) per share of stock is computed using the average number of common shares outstanding during the applicable period. Diluted income (loss) per average share of stock is computed using the average number of common shares outstanding and dilutive potential common shares (outstanding stock options).

               Dilutive  potential  common shares included in the diluted income
               (loss) per share calculation were determined using the treasury stock method. Under the treasury stock method, outstanding stock options are dilutive when the average "market price" of our common stock exceeds the option price during a period. In addition, proceeds from the assumed exercise of dilutive options along with the related tax benefit are assumed to be used to repurchase common shares at the average market price of such stock during the period. For the quarters ended March 31, 2004 and 2003, potential common shares of 129,508 and 159,556, respective were considered to be anti-dilutive and were excluded from the calculation of diluted loss per share.

Note 10 -      RECENT CORPORATE ACTIVITY

               As  of  December  17,  2003,  we  purchased  20%  of  Latinvalley
               Securities, LLC. The remaining 80% ownership will occur upon approval of a change in control and change in management of
               Latinvalley Securities, LLC by the National Association of Securities Dealers, Inc. On January 14, 2004, the name Latinvalley Securities, LLC was changed to Unified Distributors, LLC.

               On March 2, 2004, we and our wholly owned registered investment advisory firm, Fiduciary Counsel, entered into a definitive agreement to contribute substantially all of the assets and business of Fiduciary Counsel to a newly organized Delaware limited liability company named Oaktree Asset Management, LLC ("Oaktree"). Also contributing to Oaktree is a group of companies collectively owned by DNB Acquisition Corp. These companies operate a registered investment advisor as well as a broker-dealer. Each of Unified Financial Services/Fiduciary Counsel, on the one hand, and DNB Acquisition Corp., on the other hand, each anticipates to own 50% of Oaktree upon consummation of the transaction. The transaction is expected to close in the third quarter upon the approval of Oaktree's registration as an investment advisor and broker-dealer.

               On April 21, 2004, we repurchased 12,000 shares of our common stock from a former officer of Equity Underwriting Group pursuant to the terms of an agreement that we entered with such officer in December 2001 in connection with the sale of our insurance operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Quarterly Report on Form 10-Q are or may constitute forward-looking statements (as such term is defined in the
Private Securities Litigation Reform Act of 1995). Such forward-looking statements are based on current expectations, estimates and projections about Unified Financial Services' industries, management's beliefs and assumptions made by management. For example, a downturn in economic conditions generally and in particular those affecting bond and securities markets could lead to an exit of investors from mutual funds. Similarly, an increase in Federal and state regulations of the mutual fund, securities or the imposition of regulatory penalties could have an effect on our operating results. Investments may decline in value in a rising interest rate environment. Although we believe our allowance for loan losses and our allowance for doubtful accounts are adequate, they may prove inadequate if one or more clients, or numerous smaller borrowers or clients, or a combination of both, experience financial difficulty for individual, national or international reasons. Because the financial services industry is highly regulated, decisions of governmental authorities can have a major effect on operating results. These uncertainties, as well as others, are present in the financial services industry and we caution stockholders that management's view of the future on which we price and distribute our products and estimate costs of operations and regulations may prove to be other than as anticipated. In addition, our current expectations with respect to our three primary business lines, our ability to enhance stockholder value and aggressively and profitably grow assets under management, under administration and under service, our ability to provide a high level of service satisfaction and manage costs and our ability to expand profit margins may prove to be other than expected. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those listed under "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

o    Management and  administration of 401(k) and other  ERISA-directed  assets;
     and

o Management of wealth for individuals through portfolio management and a suite of family-office services.

     Our fundamental objective is to enhance stockholders' value by profitably growing assets under management, service and administration. We believe that our ability to provide a high level of service satisfaction, with an emphasis on managing costs, combined with a dedication to maintaining a highly trained and motivated workforce should help us to our goal of expanding profit margins.

     Our principal executive offices are located at 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 442-0347. We and our subsidiaries also maintain offices at 431 North Pennsylvania Street, Indianapolis, Indiana, telephone number (317) 917-7001; 2353 Alexandria Drive, Lexington, Kentucky 40504, telephone number (859) 296-4407; 220 Lexington Green Circle, Lexington, Kentucky 40502, telephone number (859) 245-2500; 36 West 44th Street, The Bar Association Building, Suite 1310, New York, New York 10036, telephone number (212) 852-8852 and 30 Wall Street, 12th floor, New York, New York 10005, telephone number (212) 269-6720.

     The following presents management's discussion and analysis of our consolidated financial condition and results of operations as of the dates and for the periods indicated. This discussion should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the accompanying notes thereto.

COMPARISON OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     CONSOLIDATED OPERATIONS

     Revenue for the quarter ended March 31, 2004 compared to the same quarter of 2003 increased $442,192, or 12.2%, from $3,636,751 to $4,078,943. Of such increase, $465,292 relates to increased assets under management, administration and service at our trust and retirement services and mutual fund administration services operations. Our premium finance and corporate revenue increased
$57,816, which partially offset the decrease of $80,916 in revenue at our investment advisory operation due to the loss of a large client in November 2003.

     Total operating expenses increased $439,926, or 12.1%, from $3,623,771 to $4,063,697. Professional fees accounted for $326,000 of the increase. Of such increase, $172,704 was due to an increase in legal and consulting cost related to the contract settlement with our general counsel and associate general counsel and preparation of the proxy statement for our 2004 annual meeting of stockholders. Also, our mutual fund administration operation experienced a $129,096 increase in professional fees related to quality and efficiency improvements which should enable such operation to enhance controls and should positively impact quality through the introduction of new systems and procedures. Our employee insurance and benefits cost increased $54,834, or 18.4%, principally due to a one time payroll tax and benefit charge of $37,812 related to payments made on the contract settlement discussed above. Mail and courier increased $6,407, or 25.4%, due to increased volume. Telephone costs decreased $11,482, or 26.0%, due to switching vendors and canceling a T-1 line. Equipment rental and maintenance expense increased by $20,456, or 24.8%, primarily due to licensing fees related to new software at our mutual fund administration services operation, partially offset by a decline in expenses associated with our brokerage clearing relationships. Occupancy increased $27,498, or 13.7%, due to a new contract with a Lexington, Kentucky-based managing general agent that extended the contract period. Travel cost decreased $12,723, or 19.6%, primarily due to less traveling by our corporate staff in connection with our cash management project, which is winding down. This was partially offset by increased mutual fund administration travel related to an expanded effort to increase business at our mutual fund distribution operation. Our general insurance cost increased $29,686, or 26.1%, primarily due to our purchase of expanded insurance coverage and due to a general increase in insurance premiums rates in the insurance industry. For such periods, errors/recovery expense declined $82,066 to a credit of $56,709 for 2004 from an expense of $25,357 for 2003 primarily due to the favorable resolution in 2004 of prior year errors, for which liabilities had previously been recorded. Provision for bad debt decreased $52,183, or 115.1%, due to collection and less receivables being deemed uncollectible in 2004 than in 2003. For such periods, other operating expenses increase $89,051, or 88.8%, primarily due to a $59,346 increase of expenses at our trust and retirement services and fund mutual administration operations. The quarter ended March 31, 2003 also included an expensereimbursement from VSX Holdings, LLC of $25,850, without any corresponding reimbursement during 2004.

     Net income from continuing operations increased $13,614 from a loss of $2,245 to a profit of $11,369. Income from operations increased $2,266, or 17.5%, from $12,980 in the first quarter of 2003 to $15,246 in the first quarter of 2004. This is due to the increase in revenue of $442,192, partially offset by the increase in expenses of $439,926. Income from discontinued operations, net of income taxes, increased $2,262 from 2003 to 2004. Net income increased $15,876 from $9,651 in the first quarter of 2003 to $25,527 for the same period of 2004. Net income per share for the first quarter 2004 was $0.01 based upon average common shares outstanding for both basic and fully diluted earnings per share.

     TRUST AND RETIREMENT

     Assets under management and administration at our trust and retirement services operation (collectively, "AUMA") at March 31, 2004, December 31, 2003 and March 31, 2003 were $712.4 million, $677.4 million and $529.9 million, respectively. The March 31, 2004 AUMA levels increased 34.4% from March 31, 2003 and increased 5.2% from December 31, 2003. Assets under management and assets under administration totaled $290.6 million and $421.8 million, respectively, at March 31, 2004. The $35.0 million increase in AUMA from December 31, 2003 to March 31, 2004 was the result of an approximate $19.0 million change in market value from the beginning of the year and an approximate net increase of $16.0 million in new business.

     Gross revenue for the quarter ended March 31, 2004, as compared to the three months ended March 31, 2003, increased by $324,097, or 25.8%, from $1,257,848 to $1,581,944. The primary reason for the increase was more trustee fees earned tied to the increase in AUMA.

     Expenses for the quarter ended March 31, 2004 as compared to the three months ended March 31, 2003 increased $210,647, or 17.4%, from $1,208,715 to $1,419,362. Of the $210,647 increase in expenses period over period, $104,663 was a result of increased commissions paid to third party advisors. Compensation and benefits increased $19,416 as a result of increased commissions paid to trust company account managers and increased health care costs. Other increases period over period were attributable to professional fees ($22,755), data processing ($43,339), software ($18,099) and general insurance ($8,890). Decreases period over period are primarily attributable to bad debts ($12,539), occupancy ($7,932) and management fees ($13,500).

     Results from operations before income taxes for the three months ended March 31, 2004 as compared to the quarter ended March 31, 2003 increased $99,949 from $62,632 to $162,581.

     MUTUAL FUND ADMINISTRATION

     Mutual fund administration consists of the business of two wholly owned subsidiaries, Unified Fund Services, Inc. ("Funds"), which is in the transfer agency, fund accounting, administration, retirement plan support and Internet services business, and Unified Financial Securities, Inc. ("Securities"), which is in the active and passive distribution business for mutual funds. Mutual fund administration revenue increased by $141,195, or 7.8%, from $1,802,999 for the first quarter 2003 to $1,944,194 for the first quarter 2004. Funds' revenue increased due to the addition of several new clients, which were partially offset by a $72,895 revenue decline at Securities due to our exit from the retail brokerage business. Trail commissions decreased $51,640 due to a decrease in basis points received from one of our mutual fund providers. Assets under service at March 31, 2004 increased to $15,074,751,243 from $10,272,993,364 at
March 31, 2003. Total funds increased to 32 from 30. Portfolios increased to 185 from 180.

     Total expenses for the quarter ended March 31, 2004 decreased $44,586, or 2.7%, compared to the same period of 2003. This is due a $126,606 decrease in expense at Securities, partially offset by an $82,020 increase in expense at Funds. Commission and third party expense decreased $75,717, or 44.7%. This relates to Securities getting out of lower margin businesses and focusing strictly on mutual fund distribution services. Data processing costs decreased $15,692, or 11.2% for the reason discussed above. Professional fees increased $129,096. Of such increase, $41,250 relates to a consultant assisting in fund accounting at Funds. Consulting costs to improve the internal controls and operations of Unified Fund Services, which began in the second quarter of 2003, amounted to $74,063 during the quarter ended March 31, 2004. The outsourcing of systems projects contributed $25,525 of such increase. Consulting fees on a new cash management system added $5,995. Errors/recovery cost decreased from an expense of $22,064, to income of $62,307, a change of $84,371 due to the favorable resolution in 2004 of prior year errors, for which liabilities had previously been recorded, which amounted to $62,000. Temporary help increased $18,188, due to help related to the finalizing of the cash management reconciliation project. Bad debt decreased $39,948 due to writing off more receivables in 2003 and collecting receivables written off previously.

     Results from operations before income taxes increased by $186,729, or 159.6%, from $133,993 for the first quarter 2003 to $320,722 for the first quarter 2004. This is due primarily due to the increase in revenues and, to a lesser extent a decline in expenses.

     INVESTMENT ADVISORY

     Investment advisory revenue decreased by $80,916, or 21.8%, from $371,127 for the first quarter 2003 compared to $290,211 for the first quarter 2004. Assets under management ("AUM") as of March 31, 2004, December 31, 2003 and March 31, 2003 were $200,080,889, $207,598,658, and $215,209,630, respectively.
The first quarter of 2004 experienced some meaningful volatility in equity markets producing some strong gains early in the quarter and finishing flat. The market did favor investment advisory type of stocks. Our investment advisory operation's AUM decreased due to the loss of a very large client at the end of November 2003, which represented $45,929,216 in AUM and $48,750 in fee income for the quarter. Also affecting the decrease in revenues was the net loss of other clients.

     Operating expenses declined $34,884, or 10.0%, from $350,181 during the first quarter 2003 to $315,297 during the first quarter 2004. Commissions and third-party expense decreased $27,699, or 41.6%, from $66,574 to $38,875. This decline directly related to the termination of a representatives' agreement. In addition, the decrease in fee income from the loss of the large client mentioned above also resulted in a decrease of approximately $19,500 in commissions for the quarter.

     Results from operations before income taxes decreased $44,919 from a profit of $18,740 for the first quarter in 2003 to a loss of $26,179 for the first quarter in 2004.

     PREMIUM FINANCE

     Results of operations for the quarter ended March 31, 2004 were $104,754 as compared to results of operations of $114,994 for the same quarter of 2003. Revenues increased $49,313, or 27.5%, from $179,171 in the first quarter of 2003 to $228,484 in the first three months of 2004, primarily the result of increased volume of loans outstanding. Expenses increased $59,553 between reporting periods. Increases in expenses came in the areas of occupancy ($47,809), compensation ($11,383) and postage ($2,925). These revenue and expense increases are primarily the result of a new contract with a Lexington, Kentucky-based managing general agent ("Agent").

     On June 1, 2003, our premium finance operation entered into a new contract with the Agent, which provides for premium financing for policies placed or issued by the Agent. In addition, such operation agreed to sublease office space from the Agent and to employ certain employees of the Agent. The Agent extended the contract period until December 31, 2005 in exchange for increasing the sublease rent from 1% of contracts financed to 2% of contracts financed. As a result of the new contract, premium finance has been able to significantly increase its outstanding loans from $3.1 million at March 31, 2003 to $4.4 million at March 31, 2004.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     GENERAL.  Management's  Discussion and Analysis of Financial  Condition and
     -------
Results of Operations is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). Our significant accounting policies are described in note 2 to the consolidated financial statements contained in this report and in note 2 to the audited, consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carry values of assets and liabilities that are not readily apparent from other sources. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. However, we are not currently aware of any reasonable likely events or circumstances that would result in materially different results. Senior management has discussed the development, selection and disclosure of these policies and estimates with our company's independent auditor and the members of the audit, nominating and compensation committee of our board of directors. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the consolidated financial statements. This discussion should be read in conjunction with the audited, consolidated financial statements and the related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

     VALUATION OF LONG-LIVED ASSETS,  INCLUDING  GOODWILL.  We review intangible
     ----------------------------------------------------
assets and our operating assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of assets based on the future cash flows the assets are expected to generate. An impairment loss is recognized when estimated discounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. This approach uses our estimates of future market growth, forecasted revenue and costs, expected periods the assets will be utilized and the appropriate discount methods. Such evaluations of impairment of long-lived assets, including goodwill, are an integral part of, but not limited to, our strategic reviews of our business and operations performed in conjunction with restructuring actions. When impairment is identified, the carrying value of the asset is reduced to its estimated fair value. Deterioration of our business in a geographic region or within a business segment in the future could also lead to impairment adjustments as such issues are identified.

     Critical estimates in valuing goodwill include, but are not limited to, those discussed above. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Effective January 1, 2002, we adopted Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," at which time goodwill amortization ceased. Goodwill was tested for impairment by comparing implied value to its carry value. Based upon a third-party valuation as of December 31, 2003, we have determined that our recorded goodwill was not impaired during the quarter ended March 31, 2004. Impairment adjustments after adoption of the accounting rule, if any, are required to be recognized as operating expense when determined.

     ACCRUED  LIABILITY FOR  OPERATIONAL  ISSUES.  During 2002,  we  experienced
     -------------------------------------------
operational issues with respect our mutual fund administrative services affiliate, which issues primarily were related to problems associated with our reconciliation of various accounts. In connection therewith, we established an $854,000 reserve, $454,000 of which was related to possible reconciliation losses and $400,000 of which was related to estimated costs to ascertain the extent and nature of such losses and to design control procedures and system enhancements to ensure that such reconciliation issues did not recur. During the first quarter of 2003, we expended $44,561 of the $400,000 reserve and the remainder was expended during the nine months ended December 31, 2003. During the year ended December 31, 2003 we expended $292,900 of the $454,000 reserve (no amount of such reserve was expended during the first quarter of 2003). At December 31, 2003 and March 31, 2004, we had $161,100 and 148,753, respectively, of such reserves still recorded on our records.

     REVENUE RECOGNITION.  Our trust and retirement services operation's revenue
     -------------------
reflects a revenue sharing arrangement, which is recorded on the accrual basis. The fees earned by the operation and paid to a third party are based on established fee schedules and contracts. Generally, fees paid to our trust and retirement services operation by the various mutual funds in which client assets are invested are used to offset the fees due from the client. In the event such fees do not cover all fees due to our operation, the remainder is collected from the client. In the event such fees exceed the fees due, a credit is given to the client. Revenue is recorded as it is earned each month based upon assets under management times a stated fee schedule. Historically, we have experienced very low levels of deviation from recorded estimates, and we assume the estimates are reasonable.

     ALLOWANCES  FOR  DOUBTFUL   ACCOUNTS  AND  LOAN  LOSSES.  We  evaluate  the
     -------------------------------------------------------
collectibility of our trade and financing receivables based on a combination of factors. We regularly analyze our customer accounts and, in the event we become aware of a specific customer's inability to meet its financial obligations to us (such as in the case of bankruptcy filings or deterioration in the client's financial position or operating results), we record a reserve for bad debt or loan loss to reduce the related receivable to an amount we reasonably believe is collectible. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

     TAXES ON  EARNINGS.  Our  effective  tax rate is low because of our federal
     ------------------
income tax net operating loss carryforwards. We record the tax benefit of the net operating loss when realized.

LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY.  Our primary  sources of  liquidity  historically  have been and
     ---------
continue to be cash flow from operating activities, as well as cash generated through our private placements in 1998 and 1999 and the sale of our insurance and banking subsidiaries in 2001 and 2003, respectively.

     The net increase in cash and cash equivalents at March 31, 2004 from December 31, 2003 was $147,979. Net cash provided by investing activities increased $1,209,976. Of such increase, $3,209,319 was related to proceeds from the sale of securities and mutual funds, which was used to fund the increase in restricted cash of $1,940,688 due to the contract settlement with our former general counsel and associate general counsel. Capital expenditures accounted for a $42,881 usage of cash in investing activities. Net cash used in operating activities was $1,071,737. This included a cash payment due to the contract settlement reflected in the payment of $1,251,748. Excluding the contract settlement of $1,251,748, net cash provided by operating activities was $180,013. At March 31, 2004, our premium finance company had outstanding debt of $65,000 under a $2.5 million bank line of credit agreement. This amount increased $10,000 from December 31, 2003. The debt is secured with receivables from premium financings and bears interest at the prime rate. In addition, as of March 31, 2004, our premium finance company had a $2,430,000 line of credit funded by Unified Financial Services, Inc.

     CAPITAL RESOURCES.  Total stockholders' equity was $13,512,153 at March 31,
     -----------------
2004 compared to $13,486,626 at December 31, 2003. The increase in total equity was due to change in net income. We had no material commitments for capital expenditures as of March 31, 2004.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     There has been no material change from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.       CONTROLS AND PROCEDURES

     As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended, our company's management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures were effective as of March 31, 2004. As a matter of practice, our company's management continues to review and document disclosure controls and procedures, including internal controls and procedures for financial reporting. From time to time, we may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with our business. During the quarter ended March 31, 2004, there were no material changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.          OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  See Exhibit Index attached hereto.

         (b)      Reports on Form 8-K.

                  We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2004

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   UNIFIED FINANCIAL SERVICES, INC.
                                   (Registrant)



Dated:  May 12, 2004               By:  /s/ John S. Penn
                                        ----------------------------------------
                                        John S. Penn, President, Chief Executive
                                        Officer and Acting Chairman



Dated:  May 12, 2004               By:  /s/ Thomas G. Napurano
                                        ----------------------------------------
                                        Thomas G. Napurano, Executive Vice
                                        President and Chief Financial Officer

                                  EXHIBIT INDEX

Ex. No.                            Description
-------                            -----------

 10.1 Asset Contribution Agreement, dated as of March 2, 2004, by and among Oaktree Asset Management LLC, Fiduciary Counsel, Inc. and Unified Financial Services, Inc., is filed herewith.

 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is filed herewith.

 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.